Form 10-Q
period 2024-01-31
enGene Holdings Inc.
filed 2024-03-11
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-41854

enGene Holdings Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4868 Rue Levy, Suite 220 Saint-Laurent, QC, Canada	H4R 2P1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (514) 332-4888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	ENGN	The Nasdaq Stock Market LLC
Warrants, each exercisable for one Common Share, at an exercise price of $11.50 per share	ENGNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 7, 2024, the registrant had 43,581,331 Common Shares, with no par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of U.S. securities laws and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). enGene’s forward-looking statements include, but are not limited to, statements regarding enGene’s management teams’ expectations, hopes, beliefs, intentions, goals or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•
the ability of enGene to recognize the anticipated benefits of the business combination between FEAC, the Company and Old enGene and related transactions ("Business Combination"), which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
•
enGene’s financial performance following the Business Combination, including financial projections and business metrics and any underlying assumptions thereunder;
•
the ability to maintain the listing of the Company's common shares ("Common Shares") and warrants to purchase Common Shares ("Warrants") on Nasdaq or another national securities exchange;
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
•
enGene is able to file a Biologics License Application in the first quarter of 2026 with the FDA for approval to market EG-70 in the United States as a monotherapy to treat BCG-unresponsive NMIBC;
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

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors”), could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

•
the risk that the Business Combination disrupts current plans and operations of enGene as a result of consummation of the Reverse Recapitalization;
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
•
the risk that any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect enGene or the expected benefits of the Business Combination; or
•
other risks and uncertainties set forth in the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

In addition, statements that “we believe” and similar statements reflect beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	January 31, 2024	October 31, 2023
Assets
Current assets:
Cash and cash equivalents	$85,646	$81,521
Restricted certificate of deposit	79	76
Investment tax credits receivable	1,130	2,343
Prepaid and other current assets	2,722	1,500
Total current assets	89,577	85,440
Property and equipment, net	993	589
Operating lease right of use asset	1,877	—
Other assets	974	930
Total assets	$93,421	$86,959
Liabilities, redeemable convertible preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$1,275	$1,156
Accrued expenses and other current liabilities	5,237	3,539
Operating lease liabilities, current	393	—
Current portion of notes payable	—	562
Total current liabilities	6,905	5,257
Note payable, net of current portion	22,529	9,216
Operating lease liabilities - net of current portion	1,602	—
Total liabilities	31,036	14,473
Shareholders’ equity :
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding as of January 31, 2024 and October 31, 2023.	—	—
Common shares, no par value; unlimited shares authorized, 23,197,976 shares issued and outstanding as of January 31, 2024 and October 31, 2023.	259,373	259,373
Additional paid-in capital	14,327	13,717
Accumulated other comprehensive loss	(1,016)	(1,016)
Accumulated deficit	(210,299)	(199,588)
Total shareholders’ equity	62,385	72,486
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$93,421	$86,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Three months ended January 31,
	2024	2023
Operating expenses:
Research and development	$5,638	$3,671
General and administrative	5,135	962
Total operating expenses	10,773	4,633
Loss from operations	10,773	4,633
Other (income) expense, net:
Change in fair value of convertible debentures embedded derivative liabilities	—	307
Change in fair value of warrant liabilities	—	1,185
Interest income	(1,025)	(167)
Interest expense	563	1,175
Loss on extinguishment of debt	366	—
Other expense, net	64	285
Total other (income) expense, net	(32)	2,785
Net loss before provision for income taxes	10,741	7,418
Provision for (benefit from) income taxes	(30)	—
Net loss and comprehensive loss	$10,711	$7,418
Deemed dividend attributable to redeemable convertible preferred shareholders	—	1,234
Net loss attributable to common shareholders, basic and diluted	$10,711	$8,652

Net loss per share of common shares, basic and diluted (retrospectively restated to reflect Reverse Recapitalization – see Note 1 and Note 3)	$0.46	$13.29
Weighted-average common shares outstanding, basic and diluted (retrospectively restated to reflect Reverse Recapitalization – see Note 1 and Note 3)	23,197,976	651,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Class A Redeemable Convertible Preferred Shares*		Class B Redeemable Convertible Preferred Shares*		Class C Redeemable Convertible Preferred Shares*		Common Shares*		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at October 31, 2022	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	665,767	$16,390	$7,683	$(1,016)	$(99,671)	$(76,614)
Exercise of stock options	—	—	—	—	—	—	1,804	6	(6)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	(7,418)	(7,418)
Balance at January 31, 2023	266,696	1,899	156,036	1,554	5,560,607	49,665	667,571	16,396	7,697	(1,016)	(107,089)	(84,012)

	Class A Redeemable Convertible Preferred Shares*		Class B Redeemable Convertible Preferred Shares*		Class C Redeemable Convertible Preferred Shares*		Common Shares*		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2023	—	—	—	—	—	—	23,197,976	$259,373	$13,717	$(1,016)	$(199,588)	$72,486
Share-based compensation	—	—	—	—	—	—	—	—	291	—	—	$291
Issuance of warrants in connection with Amended Term Loan expense	—	—	—	—	—	—	—	—	319	—	—	$319
Net loss	—	—	—	—	—	—	—	—	—	—	(10,711)	$(10,711)
Balance at January 31, 2024		$—		$—		$—	23,197,976	259,373	14,327	(1,016)	(210,299)	62,385

*- The shares have been retrospectively restated to reflect exchange of shares upon the close of Reverse Recapitalization. See notes 1 and 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA

(Unaudited)

	Three months ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,711)	$(7,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	164	1,161
Loss on extinguishment of debt	366	—
Change in fair value of warrant liabilities	—	1,185
Change in fair value of convertible debenture embedded derivative liabilities	—	307
Non-cash lease expense	27	—
Unrealized foreign currency losses (gains)	66	(82)
Share-based compensation expense	291	20
Depreciation of property and equipment	80	46
Changes in operating assets and liabilities:
Investment tax credit receivable	1,213	(388)
Prepaid expenses and other assets	(1,271)	(60)
Accounts payable	217	827
Accrued expenses and other liabilities	2,151	(1,821)
Lease liabilities	37	—
Net cash used in operating activities	(7,370)	(6,223)
Investing activities
Purchases of property and equipment	(506)	(13)
Net cash used in investing activities	(506)	(13)
Financing activities
Payment of transaction costs in connection with the Reverse Recapitalization and PIPE Financing	(613)	(10)
Proceeds from issuance of term loan	22,500	—
Repayments of term loan principal	(9,445)	—
Payments of debt issuance costs associated with the term loan	(442)	—
Net cash provided by (used in) financing activities	12,000	(10)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	4,125	(6,245)
Cash and cash equivalents at beginning of period	81,521	20,434
Cash and cash equivalents at end of period	$85,646	$14,189
Supplemental cash flow information:
Cash paid for interest	$283	$—
Supplemental non-cash investing and financing activities
Term Loan issuance costs included in accrued expenses and accounts payable	$143	$—
Warrant value issued as part of Amended Term Loan	319	—
Right of Use Assets obtained in exchange for lease liabilities	1,904	—
Deferred transaction costs included in accrued expenses and accounts payable	—	62

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

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

Merger with Forbion European Acquisition Corp.

Forbion European Acquisition Corporation (“FEAC”) was a special purpose acquisition company (“SPAC”), incorporated as a Cayman Island exempted company on August 9, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more business or entities. On October 31, 2023 (the “Closing Date”), the Company, FEAC, enGene Inc., consummated the merger (the "Reverse Recapitalization”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”).

The transaction was accounted for as a “reverse recapitalization” in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, FEAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Reverse Recapitalization, senior management of Old enGene continued as senior management of the combined company; Old enGene identified a majority of the members of the board of directors of the combined company; the name of the combined company is enGene Holdings Inc. and it utilized Old enGene’s current headquarters, and Old enGene’s operations comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Company is considered to be a continuation of Old enGene, with the net identifiable assets of FEAC deemed to have been acquired by Old enGene in exchange for Old enGene common shares accompanied by a recapitalization, with no goodwill or intangible assets recorded. The number of redeemable convertible preferred shares, number of common shares, net loss per common share, the number of warrants to purchase common shares, and the number of stock options and the related exercise prices of the stock options issued and outstanding prior to the Reverse Recapitalization, have been retrospectively restated to reflect an exchange ratio of approximately 0.18048 (the “Exchange Ratio”) established in the Merger Agreement. Operations prior to the Reverse Recapitalization are those of Old enGene.

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

The Company’s interim condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which presumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the ordinary course of business.

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, research and development activities for developing non-viral gene therapies and other compounds, establishing arrangements with third parties for the manufacture of its product candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future. The Company has not yet commercialized any product candidates and does not expect to generate revenue from sales of any product candidates or from other sources for several

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

years, if at all. The Company will need substantial additional funding to support its continuing operations and pursue its development strategy.

The Company has incurred a net loss of $10.7 million and negative cash flows from operating activities of $7.4 million for three months ended January 31, 2024, and, as of that date, has an accumulated deficit of $210.3 million. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through the Reverse Recapitalization, PIPE financing conducted by the Company as part of the Reverse Recapitalization (the "PIPE Financing"), debt and convertible debentures, and issuance of redeemable convertible preferred shares and warrants. On February 13, 2024, the Company entered into subscription agreements (the "2024 Subscription Agreements") for the private placement (the "Private Placement Financing") of 20,000,000 Common Shares, at a price of $10.00 per share, for aggregate gross proceeds of $200 million, before deducting offering expenses. The Private Placement Financing closed on February 20, 2024. Refer to Note 18.

The Company’s ability to continue as a going concern depends on its ability to successfully develop and commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding loans. As of the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents as of January 31, 2024, together with the proceeds received from the Private Placement Financing completed in February 2024 (see Note 18), will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements. Effective from these first quarter interim condensed consolidated financial statements, the Company has ceased its disclosure of the existence of a material uncertainty that raised substantial doubt about the Company’s ability to continue as a going concern due to the Private Placement Financing.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated annual financial statements for the years ended October 31, 2023 and 2022 and notes thereto. These interim condensed consolidated financial statements should be read in conjunction with the consolidated annual financial statements. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at October 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements include the accounts of the Company and its wholly owned subsidiaries, enGene, Inc. and enGene USA, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements as of October, 31 2023 and 2022 and for the years ended October 31, 2023, and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of January 31, 2024, the condensed consolidated statements of operations for the three months ended January 31, 2024 and 2023, the condensed consolidated statement of redeemable convertible preferred shares and shareholders' equity (deficit) for the three-months ended January 31, 2024 and 2023, and condensed consolidated statements of cash flows for the three months ended January 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended January 31, 2024, and 2023 are unaudited. The results for the three months ended January 31, 2024, are not necessarily indicative of results to be expected for the year ending October 31, 2024, any other interim periods, or any future year or period.

Recently Adopted Accounting Pronouncements

There have been no changes from the financial statements for the year ended October 31, 2023.

3.
Reverse Recapitalization

On October 31, 2023 (the "Closing Date”), FEAC, Old enGene, and the Company consummated the merger pursuant to the Merger Agreement, dated as of May 16, 2023. As a result of the Reverse Recapitalization, the Company became a publicly traded company, with old enGene, a subsidiary of the Company, continuing the existing business operations.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

At the effective time of the Reverse Recapitalization:

•
each outstanding common share of Old enGene was exchanged for common shares of the Company at the Exchange Ratio;
•
each of Old enGene’s redeemable convertible preferred shares outstanding immediately prior to the close of the Reverse Recapitalization was exchanged for shares of the Company’s common shares based on the same Exchange Ratio, with no dividends or distributions being declared or paid on Old enGene’s redeemable convertible preferred shares;
•
the 2022 Notes and May 2023 Notes (each as defined in Note 9) of Old enGene’s existing convertible notes outstanding immediately prior to the close of the Reverse Recapitalization were converted to Old enGene common shares at the conversion ratio in place at the time of conversion and were exchanged for shares of the Company at the Exchange Ratio;
•
each outstanding option to purchase old enGene common shares became fully vested and converted into an option to purchase a number of common shares of the Company equal to the number of common shares of old enGene subject to such option multiplied by the Exchange Ratio, rounded down to the nearest whole share, at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio, rounded up to the nearest whole cent;
•
all of Old enGene’s outstanding warrants exercisable for common shares of Old enGene were exchanged for warrants exercisable for the Company’s common shares using the Exchange Ratio, with the warrants maintaining the same terms and conditions;
•
all of Old enGene’s existing outstanding Class C warrants outstanding at the time of the Reverse Recapitalization were terminated; and
•
all outstanding shares FEAC being 3,670,927 shares, held by Forbion Growth Sponsor FEAC I B.V. ("FEAC Sponsor") and shareholders were converted into the same number of the Company’s common shares, and outstanding FEAC warrants of 5,029,444 held by FEAC warrant holders were converted into the same number of warrants to purchase one of the Company’s common shares.

Upon the close of the Reverse Recapitalization, 13,091,608 common shares of the Company were issued to Old enGene’s equity and convertible note holders, 2,679,432 common share warrants of the Company were issued to Old enGene’s warrant holders, and 2,706,941 common share options of the Company were issued to Old enGene’s share option holders.

In connection with the Merger Agreement, FEAC, the Company, and investors under the PIPE Financing (the "PIPE Investors") entered into Subscription Agreements pursuant to which, the PIPE Investors have agreed to purchase the Company’s shares and warrants for an aggregate commitment amount of $56.9 million. As part of the PIPE Financing, the Company issued 6,435,441 of the Company’s common shares and 2,702,791 warrants to purchase the Company’s common shares for an aggregate purchase price equal to $56.9 million on October 31, 2023. The common shares and warrants issued as part of the PIPE Financing were determined to be equity classified. The proceeds were allocated between the common shares and warrants on a relative fair value basis, taking into consideration the quoted market price of the FEAC common shares and warrants on the close of the market on October 31, 2023, resulting in $56.1 million being allocated to the common shares and $0.8 million being allocated to the warrants. In connection with the Merger Agreement, FEAC, the FEAC Sponsor, Forbion Growth Opportunities Fund I Cooperatief U.A. and the other holders of Class B shares in the capital of FEAC ("FEAC Class B Shares"), Old enGene, the Company and the other parties named therein entered into the side letter agreements, pursuant to which the FEAC Sponsor agreed to surrender and in effect issue to PIPE Investors FEAC Class B Shares and FEAC private placement warrants, immediately prior to the closing of the Reverse Recapitalization. Immediately following the Reverse Recapitalization and the PIPE Financing, the Company has 23,197,976 common shares and 10,411,641 warrants outstanding.

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the number of common shares outstanding immediately following the consummation of the Reverse Recapitalization and PIPE Financing transaction:

Number of Shares
Old enGene Shareholders (Excluding Convertible Notes)	6,711,786
FEAC Shareholders, including sponsor's and shareholder with non-redemption agreement	3,670,927
Convertible Notes - Common Shares Issued	6,379,822
Common Shares issued to PIPE Investors	6,435,441
Total Common Shares outstanding immediately after the Reverse Recapitalization and PIPE Financing	23,197,976

4.
Fair Value Measurements

The Company did not have any financial assets or liabilities that required fair value measurement on a recurring basis as of January 31, 2024 or October 31, 2023.

During the three months ended January 31, 2024 and the year ended October 31, 2023, there were no transfers or reclassifications between fair value measure levels of liabilities. The carrying values of all financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

During the three months ended January 31, 2023, and as of January 31, 2023, the Company had the following instruments which were measured at fair value.

Convertible Debentures Embedded Derivative Liabilities

Prior to the Reverse Recapitalization, the Company’s convertible debentures contained equity conversion options, and certain repayment features, that have been identified as a single compound embedded derivative requiring bifurcation from the host contract for the convertible debentures for which the fair value has not been elected. The Company estimated the fair value of the convertible debenture embedded derivative liabilities on issuance using a probability weighted scenario expected return model. The estimated probability and timing of underlying events triggering the conversion and liquidity repayment features and probability of exercise of the extension features within the convertible debentures as well as discount rates, volatility and share prices are inputs used to determine the estimated fair value of the embedded derivative.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Upon the close of the Reverse Recapitalization the 2022 Notes were converted and exchanged for common shares of the Company, resulting in an extinguishment of the 2022 Notes and related embedded derivative liability. Further the BDC Note was repaid in full. Refer to Note 3 and Note 9.

The following table provides a summary of the change in the estimated fair value of the Company’s convertible debentures embedded derivative liabilities for the three months ended January 31, 2023.

Total
Balance as of October 31, 2022	$3,791
Change in fair value of convertible debenture embedded derivative liabilities	307
Foreign exchange rate translation adjustment	5
Balance as of January 31, 2023	4,103

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The following table provides a summary of the change in the estimated fair value of the Company’s warrant liabilities for the three months ended January 31, 2023:

Total
Balance as of October 31, 2022	$11,456
Change in fair value of warrant liabilities	1,185
Foreign exchange rate translation adjustment	217
Balance as of January 31, 2023	12,858

5.
Property and Equipment, Net

As of January 31, 2024, and October 31, 2023, property and equipment, consisted of the following:

	January 31,	October 31,
	2024	2023
Lab equipment	$2,139	$1,779
Computer equipment	288	269
Computer software	70	70
Office furniture	150	69
Leasehold improvements	154	129
Property and equipment	2,801	2,316
Less: Accumulated depreciation and amortization	1,808	1,727
Property and equipment, net	$993	$589

Depreciation and amortization expense related to property and equipment was $80 and $46 for the three months ended January 31, 2024 and 2023, respectively.

6.
Accrued Expenses and Other Current Liabilities

As of January 31, 2024, and October 31, 2023, accrued expenses and other current liabilities consisted of the following:

	January 31,	October 31,
	2024	2023
Accrued research and development expenses	$1,473	$759
Professional fees	2,143	1,708
Employee compensation and related benefits	1,555	814
Accrued income tax payable	9	39
Other	57	219
Total accrued expenses and other current liabilities	$5,237	$3,539

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The License Agreement provides for a one-time payment of $50 for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase I clinical trial or, if there is no Phase I clinical trial, in a Phase II clinical trial, as well as a one-time payment of $450 upon regulatory approval of a milestone product by the U.S. Food and Drug Administration. The first milestone related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a milestone product, has not yet been achieved as of the period ended January 31, 2024. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the three months ended January 31, 2024, and 2023, the Company incurred $13 of expenses related to the annual maintenance fee under the License Agreement which is recorded within research and development expenses.

8.
Notes Payable

2021 Loan and Security Agreement

On December 30, 2021, the Company entered into a Loan and Security Agreement (the "Prior Loan Agreement") with Hercules Capital, Inc. (“Hercules” or the “Lender”) for the issuance of a term loan facility of up to an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). The Prior Term Loan agreement provided for (i) an initial term loan advance of $7.0 million, which closed on December 30, 2021, (ii) subject to the achievement of certain clinical milestones (“Clinical Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $4.0 million from the achievement of the Clinical Milestone through June 15, 2022, which was drawn in June 2022, and (iii) subject to the achievement of certain financial milestones (“Financial Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $9.0 million from achievement of the Financial Milestone through December 15, 2022, which was not achieved. The Company is required to pay an end of term fee (“Prior Term Loan End of Term Charge”) equal to 6.35% of the aggregate principal amount of the Prior Term Loan advances upon repayment.

The Prior Term Loans mature on July 1, 2025, with no option for extension (the “Prior Term Loan Maturity Date”).

The Prior Term Loan accrued interest at an annual rate equal to the greater of (i) 8.25% plus the prime rate of interest as reported in the Wall Street Journal minus 3.25% and (ii) 8.25% provided, that, from and after the date the Company achieves the financial milestone, as defined within the agreement, the reference to 8.25% in clauses (i) and (ii) is reduced to 8.15%. Borrowings under the Prior Term Loan are repayable in monthly interest-only payments through June 2023. After the interest-only payment period, borrowings under the Prior Term Loan are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. At the Company’s option, the Company may elect to prepay all, but not less than all, of the outstanding term loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% of the principal amount outstanding if the prepayment occurs in any of the first twelve months following the closing date of the last draw down; (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first twelve months following the closing date of the last draw down, but on or prior to twenty-four months following the closing date of the last draw down; and 1.0% of the principal amount outstanding at any time thereafter but prior to the Maturity Date.

In connection with the Prior Term Loan, the Company granted Hercules a security interest senior to any current and future debts and to any security interest, in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, and certain equity interests and accounts of Old enGene, subject to limited exceptions including the Borrower’s intellectual property. The Prior Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.

The debt discount and issuance costs under the Prior Term Loan were accreted to the principal amount of debt and being amortized from the date of issuance through the Maturity Date to interest expense using the effective-interest rate method. The effective interest rate of the outstanding debt under the Prior Loan Agreement was approximately 18.3% as of October 31, 2023.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The Company borrowed $11.0 million under the Prior Loan Agreement and incurred $1.1 million of debt discount and issuance costs inclusive of facilities fees, legal fees, Prior Term Loan End of Term Charge and initial fair value of the warrants under the Prior Term Loan.

Old Hercules Warrants

Under the Prior Loan Agreement, the Company agreed to issue to Hercules warrants (the “Old Hercules Warrants”) to purchase a number of shares of Old enGene’s redeemable convertible preferred shares at the exercise price equal to 2.5% of the aggregate amount of the Prior Term Loans that are funded, as such amounts are funded. On the first tranche closing, Old enGene issued a warrant to purchase 84,714 Class C Preferred Shares which were determined to have a fair value of $34 upon issuance. On the second tranche closing, in June 2022, Old enGene issued an additional warrant to purchase 48,978 Class C Preferred Shares which were determined to have a fair value of $23 upon issuance. The fair value of the Old Hercules Warrant values were initially recorded as a discount to the Prior Term Loan principal balance and are being amortized to interest expense using the effective interest method over the life of the Prior Term Loan.

The Old Hercules Warrants were initially exercisable for a period of ten years from the date of the issuance of each warrant at a per-share exercise price equal to $2.632 Canadian dollars, subject to certain adjustments as specified in the warrants. In addition, the Company has granted to the holders of the Old Hercules Warrants certain registration rights on a pari passu basis with the holders of outstanding preferred shares and warrants to purchase preferred shares.

The Company accounted for the warrants as a liability prior to the consummation of the Reverse Recapitalization since they were indexed to Old enGene’s redeemable convertible preferred shares that were classified as temporary equity. The Company remeasured the fair value of the warrants at each reporting date with changes being recorded as a change in the fair value of the warrant liabilities.

Upon the close of the Reverse Recapitalization, the Old Hercules Warrants, along with all other warrants to purchase shares of Old enGene's redeemable convertible preferred shares, were surrendered for no consideration.

Amended Loan and Security Agreement

On December 22, 2023 (the "Hercules Closing Date"), the Company entered into an amended and restated loan and security Agreement (the "Amended Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (with Hercules, the "Lenders”). The Amended Loan Agreement amends and restates in its entirety the Prior Loan Agreement with Hercules dated December 30, 2021.

The Amended Loan Agreement provides for a term loan facility of up to $50.0 million available in multiple tranches (the "Term Loan”), as follows: (i) an initial term loan advance (the "Tranche 1 Advance”) that was made on the Tranche 1 Advance closing of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Term Loan, (ii) subject to the achievement of the specified Interim Milestone (the "Interim Milestone”), which includes no default or event of default, delivery of written notice to the Lenders that the Company has conducted an analysis of interim efficacy of data from the clinical evaluation of EG-70 in the Phase 2 clinical study, and satisfaction of certain other conditions precedent, a right of the Company to request that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $7.5 million from the date of achievement of the Interim Milestone through the earlier of (x) 60 days following the achievement of the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time up to and including the Amortization Date (defined below) that the Lenders make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million. The Company is required to pay upon the earlier of January 1, 2028 ( the “Maturity Date”) or payment in full of the Term Loans, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loans (the "End of Term Charge"). The Company is also required to pay on July 1, 2025 or, if earlier, the date the Company prepays the Term Loans, $0.7 million representing the Prior Term Loan End of Term Charge (the Prior Term Loan End of Term Charge and End of Term Charge, collectively the "End of Term Charges").

The Term Loans mature on January 1, 2028, with no option for extension.

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through the "Amortization Date”, which is either: (x) July 1, 2025 or (y) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (z)

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

if the Interim Milestone and certain clinical milestones are achieved and there has been no default, July 1, 2026. After the Amortization Date, the outstanding Term Loans and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The effective interest rate of the Term Loan was 12.38% as of January 31, 2024.

At the Company's option, the Company may elect to prepay all, but not less than all, of the outstanding Term Loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% of the principal amount outstanding if the prepayment occurs in any of the first twelve months following the Closing Date; (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and (iii) 1.0% of the principal amount outstanding if prepayment occurs at any time thereafter but prior to the Maturity Date.

In connection with the Amended Loan Agreement, the Borrowers granted Hercules a security interest senior to any current and future debts and to any security interest in all of the Borrowers’ right, title, and interest in, to and under all of the Company’s property and other assets, subject to limited exceptions including the Borrowers’ intellectual property.

The Amended Loan Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the Borrowers’ ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Amended Loan Agreement also contains certain events of default and representations, warranties and non-financial covenants of the Borrowers. The Borrowers have been in compliance with the financial covenants since inception of the Term Loan.

The Company accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.4 million as a component within other income and expense in the Company's consolidated statement of operations during the three months ended January 31, 2024, which represented the difference between the reacquisition price of the debt, including fees and the initial fair value of the warrants paid directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

As of January 31, 2024, the Company borrowed $22.5 million under the Amended Loan Agreement and incurred $2.1 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan.

Hercules Common Share Warrants

In connection with the Amended Loan Agreement, the Company also agreed to issue to the Lenders in connection with each advance of Term Loans warrants to purchase that number of the Company’s common shares, as shall be equal to 2% of the aggregate principal amount of such Term Loan advance divided by the Warrants per share exercise price of $7.21 (which exercise price equals the ten-day volume weighted average price for the ten (10) trading days preceding the Hercules Closing Date and is subject to customary adjustments under the terms of the Warrants) (the "Hercules Common Share Warrants"). The Hercules Common Share Warrants are exercisable for a period of seven years from issuance.

Under the terms of the Amended Loan Agreement, the maximum number of Hercules Common Share Warrants and underlying Common Shares of the Company that could be issued is 138,696. On the Hercules Closing Date, the Company issued to the Lenders 62,413 Hercules Common Share Warrants in connection with the Tranche 1 Advance of the Term Loans (the "Closing Date Warrants”). The Closing Date Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Upon entering into the Amended Loan Agreement, $0.3 million of the total $22.5 million Tranche 1 Advance was allocated to the warrants, on a relative fair value basis, and recorded within additional paid in capital.

Subsequently issued Hercules Common Share Warrants shall be substantially in the form of the Closing Date Warrants. Under the terms of the Amended Loan Agreement, the maximum number of Hercules Common Share Warrants and resultant underlying common shares of the Company that could be issued is 138,696 (i.e. 2% of the $50.0 million total commitment amount divided by the exercise price of $7.21 price specified in the Closing Date Warrant), assuming no adjustments are made under the terms of the Hercules Common Share Warrants and further assuming the full amount of Term Loans are drawn.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of January 31, 2024 and October 31, 2023, the carrying value of the term loans consisted of the following:

	January 31, 2024	October 31, 2023
Note payable, including End of Term Charge	$24,465	$10,144
Debt discount, net of accretion	(2,115)	(474)
Accrued interest	179	108
Note payable, net of discount	$22,529	$9,778

As of October 31, 2023, the Company classified $0.6 million of the note payable as current, which represents the principal payments due and amortization of the debt discount between October 31, 2023 and the date the Prior Term Loan was amended in December 2023, as the debt was refinanced on a long-term basis in the subsequent period.

During three months ended January 31, 2024, and 2023, the Company recognized $0.6 million and $0.4 million of interest expense, respectively, related to the term loans, of which $0.1 million and $98 was related to the amortization of the debt discounts, respectively.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest are as follows as of January 31, 2024:

Note Principal Payments
2024	$—
2025	3,285
2026	8,254
2027	9,047
2028	4,617
Total principal payments, including End of Term Charge	25,203

As of January 31, 2024, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

April 2023 Notes

On April 4, 2023, Old enGene entered into a note purchase agreement (the “April 2023 Notes”) for a principal amount of $8.0 million with Merck Lumira Biosciences Fund, L.P., Merck Lumira Biosciences Fund (Quebec), L.P., Lumira Ventures III, L.P., Lumira Ventures III (International), L.P., Lumira Ventures IV, L.P., Lumira Ventures IV (International), L.P., Fond de solidarité des travailleurs du Québec (F.T.Q.), and Forbion Capital Fund III Cooperatief U.A. (collectively the “April 2023 Investors”). The April 2023 Notes had an interest free period of 45 days from the date of issuance, and commencing on the 46th day, began to accrue interest at a rate of 15% per annum. The April 2023 Notes were classified as current as they matured on the earlier of (i) July 31, 2023; or (ii) the date the Company completes a qualified financing, as defined within the April 2023 Notes as a financing pursuant to which the Company sells convertible promissory notes, warrants, preferred shares, common shares, or a combination thereof of the Company for an aggregate amount of at least $20.0 million. Upon the completion of the 2023 Financing (as defined below) in May 2023, Old enGene issued convertible debentures and warrants of Old enGene to the April 2023 Note investors, on the same terms and conditions of the convertible debentures and warrants that were issued to the investors of the 2023 Financing, as repayment of the April 2023 Notes.

The Company elected the fair value option of accounting for the April 2023 Notes. The Company recorded the April 2023 Notes at fair value upon the date of issuance, which was determined to be $8.0 million. Given the short period of time that the April 2023 Notes were outstanding, no gain or loss was recorded as a result of the extinguishment of the April 2023 Notes as the fair value of the notes upon extinguishment was determined to be equal to the fair value of the repayment amount.

9.
Convertible Debentures

Old enGene had issued convertible debentures to various investors. There was no outstanding principal, accrued interest, and unamortized deferred financing costs of the convertible debentures recorded on the balance sheet as of January 31, 2024 and October

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

31, 2023, as the convertible debentures were converted and exchanged for common shares of the Company or repaid upon the closing of the Reverse Recapitalization. Refer to Note 3.

BDC Notes

In September 2020, Old enGene issued a convertible debenture to the Business Development Bank of Canada (“BDC”) in the amount of $2.2 million (the “BDC Notes”). The debt bears interest at rate of 8% per annum and had an initial maturity date of September 28, 2023. In December 2021 Old enGene amended the agreement which resulted in the maturity date extending to September 29, 2025. The BDC Notes were convertible at the option of the holder into Old enGene's Class B redeemable convertible preferred shares at a price of 80% of the price paid per share in qualified financing, as defined within the BDC convertible debenture agreement. The issuance of the Prior Term Loan in 2021 met the definition of a qualified financing per the BDC convertible debenture agreement. As the conversion option was not exercised upon the issuance of the Prior Term Loan, the conversion rights upon a qualified financing were waived. There were optional conversion options that existed if Old enGene is in default, or in the event of certain liquidation events, as defined within the BDC Notes, which allow for conversion of the BDC Note into the most senior share outstanding at the time of the event. If a liquidation event, as defined within the BDC Note agreement, and which included a SPAC transaction, is consummated after a qualified financing, and optional conversion is not elected, the Company is required to pay the investor in cash, the outstanding principal and the accrued but unpaid interest and in addition an amount equal to 20% of the principal.

Upon issuance of the BDC Notes, Old enGene identified embedded derivatives related to the equity conversion features and liquidity event repayment features which required bifurcation as a single compound derivative instrument. Old enGene estimated the fair value of the embedded derivative liabilities upon issuance at $0.2 million. Old enGene remeasured the fair value of the embedded derivatives in effect at each reporting period, with the subsequent changes in the fair value of the derivative being recognized in changes in fair value of derivatives within the Company’s consolidated statements of operations and comprehensive loss. During the three months ended January 31, 2023, Old enGene recorded a gain associated with the change in fair value of convertible the debentures embedded derivative liability associated with the BDC Note of $0.1 million. Total interest expense for the BDC Notes, including the amortization of debt discounts, of $40 was recorded for the three months ended January 31, 2023. As part of the issuance of the BDC Notes, Old enGene incurred an aggregate of $36 of debt issuance costs of which a portion were recorded as a reduction of the carrying value of the BDC Notes, and a portion was allocated to the embedded derivative liabilities which were expensed as incurred. Upon the close of the Reverse Recapitalization the Company repaid the BDC Note, resulting in full settlement of the note.

2022 Notes

During the year ended October 31, 2022, Old enGene issued convertible debentures for an aggregate amount of $18.4 million on October 20, 2022 (the “2022 Notes”). The 2022 Notes had an initial maturity that is the later of (i) three years from the date of issuance; or (ii) the maturity date of the Prior Term Loan (see Note 8). The 2022 Notes bear interest at 10% per annum commencing on the date of issuance. The 2022 Notes are automatically convertible into common shares or redeemable convertible preferred shares of Old enGene upon certain events. Upon the close of the Reverse Recapitalization, the 2022 Notes were converted into 2,081,359 common shares of the Company.

Upon issuance of the 2022 Notes, Old enGene identified embedded derivatives related to the equity conversion features which required bifurcation as a single compound derivative instrument. Old enGene estimated the fair value of the embedded derivative liabilities upon issuance at $3.5 million. During the three months ended January 31, 2023, the Company recorded a loss on the change in fair value associated of 2022 Notes embedded derivative liability of $0.4 million. Total interest expense for the 2022 Notes, including the amortization of debt discounts, of $0.7 million was recorded for the three months ended January 31, 2023. As part of the issuance of the 2022 Notes, the Company incurred an aggregate of $44 of debt issuance costs of which a portion were recorded as a reduction of the carrying value of the 2022 Notes, and a portion was allocated to the embedded derivative liabilities which were expensed as incurred.

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

May 2023 Notes

On May 16, 2023, concurrently with the execution and delivery of the Merger Agreement, Old enGene entered into agreements pursuant to which it agreed to issue new convertible notes and warrants (i) for cash in an aggregate principal amount of $30.0 million

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

and (ii) in repayment of the April 2023 Notes in an aggregate amount of $8.0 million (collectively, the "May 2023 Notes” and, together with the warrants purchased concurrently, the "2023 Financing”; the 2023 Financing together with the Amended 2022 Financing, the "Convertible Bridge Financing”).

The 2023 Financing occurred in two separate issuances with $28.0 million issued in May 2023 for $20.0 million in cash and $8.0 million in repayment of the April 2023 Notes, and an additional $10.0 million issued in June 2023 for $10.0 million in cash, of which Forbion Growth Sponsor FEAC I B.V. funded an aggregate amount of $20.0 million of the total $38.0 million. The May 2023 Notes issued as part of the 2023 Financing, if not converted, have an initial maturity date of October 20, 2025 and are to accrue interest at 10% per annum, which is payable upon maturity.

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

Class A Redeemable Convertible Preferred Shares

On July 26, 2013, Old enGene entered into a subscription agreement (the “Class A Agreement”) with multiple investors, whereby Old enGene agreed to sell to the investors an initial aggregate amount of 610,333 Class A redeemable convertible preferred shares at a price of $1.5929 ($1.63845 CAD) per share for total aggregate proceeds of $1.0 million (the “Class A Initial Closing”). Included within the Class A Agreement were three additional future tranche obligations (the “Class A Second Tranche,” “Class A Third Tranche” and “Class A Fourth Tranche”) for Old enGene to issue and sell shares of Class A redeemable convertible preferred shares upon the achievement of certain milestone events. Only the Class A Second Tranche closed under the Class A Agreement. The Class A Second Tranche obligated Old enGene to sell and the Class A Investors to purchase 1,830,999 shares of Class A redeemable convertible preferred shares at a price of $1.56967 ($1.63845 CAD) per share for total proceeds of $2.9 million, upon the establishment of the Company’s headquarters in Montreal Quebec and completion of experiments required to bolster a patent application for dually-derivatized chitosan (the “Second Closing Milestone Event”), which occurred in 2013. Additionally, upon completing the Class A redeemable convertible preferred share financing, convertible notes of Old enGene held by multiple investors converted into Class A redeemable convertible preferred shares.

Class B Redeemable Convertible Preferred Shares

On January 6, 2015, Old enGene entered into a subscription agreement (the “Class B Agreement”) with multiple investors, where Old enGene agreed to sell to the investors an initial aggregate amount of 2,758,221 Class B redeemable convertible preferred shares at a price of $1.85032 ($2.17532 CAD) per share for total proceeds of $5.1 million (the “Class B Initial Closing”). Included within the Class B Agreement were two additional closings (the “Class B Second Tranche,” and the “Class B Third Tranche,” respectively) which obligated Old enGene to sell and Class B investors to purchase additional Class B redeemable convertible preferred shares upon certain events. The Class B Second Tranche obligated Old enGene to sell and the Class B Investors to purchase 1,838,815 Class B Shares at a price of $1.63419 ($2.17532 CAD) per share for total proceeds of $3.0 million and the Class B Third Tranche obligated Old enGene to sell and the Class B Investors to purchase 1,608,963 Class B Shares at a price of $1.63419 ($2.17532 CAD) per share for total proceeds of $2.6 million. The Class B Second Tranche and Class B Third Tranche closed on March 1, 2017.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Class B-1 Redeemable Convertible Preferred Shares

On September 10, 2015, Old enGene entered into a Subscription Agreement (the Class “B-1 Agreement”), in which Old enGene was to issue 1,523,809 Class B-1 redeemable convertible preferred shares for a purchase price of $1.64367 ($2.17532 CAD) per share, resulting in aggregate proceeds of $2.5 million. During the year ended October 31, 2020, the Class B-1 redeemable convertible preferred shares converted to common shares on a 1:1 basis. Therefore, as of each of the years ended October 31, 2020, October 31, 2021, and October 31, 2022, no shares of the Class B-1 redeemable convertible preferred shares remained outstanding. The Company has presented these shares within temporary equity as of October 31, 2019 within the consolidated statements of redeemable convertible preferred shares and shareholder deficit, as they contained the same redemption features as the Class B redeemable convertible preferred shares (further described above). Upon conversion to common shares, the carrying value of the Class B-1 redeemable convertible preferred shares was reclassified to additional paid in capital within shareholders’ deficit.

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

On June 30, 2021, Old enGene entered into a subscription agreement (the “Class C Agreement”) with multiple investors, where Old enGene agreed to sell to the Investors an initial aggregate amount of 3,662,813 Series 3 Class C redeemable convertible preferred shares (the “Series 3 Class C Shares”) at a price of $2.12376 ($2.6320 CAD) per share for total proceeds of $7.8 million (the “Class C Initial Closing”). Included within the Class C Agreement was one additional closing (the “Class C Second Tranche”) which obligated Old enGene to sell and Class C investors to purchase additional Class C redeemable convertible preferred shares upon the achievement of certain milestone events. The Class C Second Tranche obligated Old enGene to sell and the Class C investors to purchase 3,662,810 Series 3 Class C Shares at a price of $2.13192 ($2.6320 CAD) per share for total proceeds of $7.8 million. The Class C Second Tranche closed on October 29, 2021.

As part of each of the Class C Initial Closing and Class C Second Tranche, each Class C investor received 3,662,813 and 3,662,810 warrants, respectively, to purchase Class C redeemable convertible preferred shares (the “Class C Warrants”), resulting in an aggregate issued amount of 7,325,623 Class C Warrants. The Class C Warrants have an exercise price of $2.12376 ($2.6320 CAD) per share and a term of 10 years. The Class C Warrants were determined to be liabilities. The Company estimated the fair value of the warrant liabilities upon issuance and remeasured the fair value of the warrant liabilities at each reporting period, with the subsequent changes in the fair value of the warrant liabilities being recognized in changes in fair value of warrant liabilities within the Company’s consolidated statements of operations and comprehensive loss. Upon the completion of the Reverse Recapitalization, all existing Class C Warrants of Old enGene were extinguished.

Under the terms of the Class C Agreement, certain convertible notes held by various Class C investors and other investors were exchanged for an aggregate amount of 16,464,646 Class B redeemable convertible preferred shares. Additionally, upon entering into the Class C Agreement, Old enGene also entered into a share exchange agreement (the “Share Exchange Agreement”) with the Class A investors and the Class B investors. As part of the Share Exchange Agreement, certain of the Class A redeemable convertible preferred shares issued to Class A investors were exchanged for Series 1 Class C redeemable convertible preferred shares and certain of the Class B redeemable convertible preferred shares issued to the Class B investors were exchanged for Series 2 Class C redeemable convertible preferred shares. This exchange resulted in the derecognition of Class A and B redeemable convertible preferred shares and the recognition of Class C redeemable convertible preferred shares at the fair value of the Class C redeemable convertible preferred shares. The difference between the carrying value of the Class A and Class B redeemable convertible preferred shares and the fair value of the Class C redeemable convertible preferred shares for which they converted into was recorded within additional paid in capital and no gain or loss on extinguishment was recorded within the consolidated statements of operations and comprehensive loss. Further, the February 2020 Warrants, June 2020 Warrants, and 2021 Warrants, which consisted of warrants to purchase Old enGene's Class B redeemable convertible preferred shares and were issued as part of the convertible debentures were cancelled and replaced by the terms of the Class C Warrants. The aggregate amount of outstanding warrants of 10,242,130 from the February 2020 Warrants, the June 2020 Warrants, and the 2021 Warrants converted into 10,242,130 Class C Warrants, which have an exercise price of $2.12376 ($2.6320 CAD) per share and a term expiring on February 14, 2030. Immediately prior to conversion, the warrants were marked to fair value, with the

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

change in the fair value of the warrant liabilities being recognized in changes in fair value of warrant liabilities within the Company’s consolidated statements of operations and comprehensive loss.

Upon issuance of each series of Class A, Class B, and Class C Preferred Shares, the Company assessed the embedded conversion and liquidation features of the shares and determined that such features did not require the Company to separately account for these features.

Conversion of Redeemable Convertible Preferred Shares

Pursuant to the terms of the Merger Agreement, upon the consummation of the Reverse Recapitalization, each share of Old enGene’s redeemable convertible preferred shares issued and outstanding immediately prior to the close was exchanged for common shares of the Company using the Exchange Ratio of approximately 0.18048. A retrospective adjustment has been applied to all periods presented to reflect the Reverse Recapitalization. Refer to Note 3 for additional discussion.

Undesignated Preferred Shares

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue an unlimited number of preferred shares with no par value. The preferred shares are currently undesignated.

11.
Common Shares

The Company has an unlimited number of Common Shares authorized shares for issuance, with no par value. As of January 31, 2024 and October 31, 2023, there were 23,197,976 Common Shares outstanding.

The holders of the Common Shares are entitled to one vote for Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, or the "Board", if any, subject to the preferential dividend rights of preferred shares. Through January 31, 2024, no cash dividends had been declared or paid.

Warrants to purchase Common Shares

As of January 31, 2024 and October 31, 2023, the Company had 10,474,054 and 10,411,641 warrants to purchase Common Shares outstanding, respectively.

Of the warrants to purchase Common Shares outstanding as of January 31, 2024, 10,411,641 have the same terms as the FEAC public warrants issued in connection with FEAC’s IPO, and have an exercise price of $11.50, and are exercisable beginning 30 days after the completion of the Reverse Recapitalization and which will expire on October 31, 2028, or five years after the completion of the Reverse Recapitalization.

The number of Common Shares to be issued upon the cashless exercise is equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the excess of the “Fair Market Value” over the warrant exercise price of $11.50 by (y) the Fair Market Value. The Fair Market Value is the volume weighted average price of the shares for the ten (10) trading day period ending on the trading day prior to the date that notice of exercise is received by the Company’s Warrant Agent from the holder or its broker or intermediary. The warrants had a cashless exercise period until such time as the registration statement under the Securities Act with respect to the enGene Common Shares underlying the enGene Warrants was declared effective, which occurred on March 5, 2024. The Company may elect to call in the warrants for a redemption if the share price of the Company reaches redemption trigger price of $18.00.

The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

The additional 62,413 of the warrants to purchase Common Shares outstanding as of January 31, 2024, were issued as part of the Amended Term Loan on December 22, 2023, have an exercise price of $7.21, and are exercisable at any time beginning on December 22, 2023 expiring on December 22, 2030, or seven years from the issuance date. The common share warrants have been determined to

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

As of January 31, 2024, and October 31, 2023, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under the Company's 2023 Plan ( as defined below):

	January 31,	October 31,
	2024	2023
Warrants to purchase Common Shares	10,474,054	10,411,641
Options to purchase Common Shares*	3,294,941	2,706,941
Remaining shares reserved for future issuance under the 2023 Plan	3,966,169	2,607,943
Total	17,735,164	15,726,525

*Amount includes the 1,046,764 Common Shares which exercisability conditions are contingent upon the completion of the Reverse Recapitalization and filing an effective registration statement to register the shares underlying the option award, which is deemed probable as of January 31, 2024.

12.
Share-Based Compensation

Pursuant to the terms of the Reverse Recapitalization, upon the Closing Date, each outstanding option to purchase Old enGene’s common shares issued under the Old Plan’s was exchanged for an option to purchase common shares of the Company, and the number of shares and exercise price of each granted option was adjusted using the exchange ratio of approximately 0.18048. Further, the currency of all exercise prices of the options issued under the Old Plans were converted from CAD to USD using the exchange rate in effect on the day immediately prior to the Closing Date. A retrospective adjustment has been applied to the number of options and exercise price of stock options for all periods presented to reflect the Reverse Recapitalization as discussed further in Note 3.

The Old Plans

Old enGene had an employee share option plan (the “ESOP”) and an equity incentive plan (the “EIP”) (collectively, the “ Old Plans”) which was adopted by the Board of Directors, and approved by the shareholders, effective July 5, 2018.

Under the Old Plans, options to purchase non-voting common shares of Old enGene’s shares may be granted to directors, officers, employees, consultants and members of the scientific advisory board. The Old Plans provide for the issuance of stock options up to a maximum of 15% of the aggregate issued and outstanding common shares and non-voting common shares of Old enGene calculated on an as converted and fully diluted basis. The Old Plans were administered by Old enGene’s Board of Directors. Old enGene’s Board of Directors determined the number of options to be granted, the vesting period and the exercise price of new options. It was Old enGene’s policy to establish the exercise price at an amount that approximates the fair value of the underlying shares on the date of grant as determined by Old enGene’s Board of Directors. The options vest in accordance with the vesting terms determined for each grant by Old enGene’s Board of Directors. The vesting terms of Old enGene’s granted stock options with service only conditions are typically 100% vesting immediately upon grant date, or over a three- or four-year service period. Upon the consummation of the Reverse Recapitalization, the Company recognized stock based compensation expense of $0.4 million associated with the acceleration of the vesting for the outstanding awards with service only vesting conditions under the Old Plan. As of January 31, 2024, no unrecognized compensation cost remains for the outstanding awards granted under the Old Plan with service only vesting conditions.

On July 7, 2023, the Board of Directors approved the reservation of an additional 1,046,764 non-voting common shares for issuance under the Company’s employee equity incentive plan, revising the number of shares reserved from 1,775,729 to 2,822,493. Also on July 7, 2023, the Company granted 1,046,764 options to employees at an exercise price of $5.87 CAD ($4.24 USD). These options are not exercisable unless and until the completion of the Reverse Recapitalization and there is an effective registration statement for the shares underlying such granted options and will terminate automatically in the event of the termination of the Merger Agreement. The Company has valued these awards at the grant date using Black-Scholes pricing model in which the fair value of the stock on the grant date was equal to the exercise price of the award. The expected term has been determined using management’s best estimate considering the characteristics of the award, contractual life, the timing of the expected achievement of the performance conditions, the remaining time-based vesting period, if any, and comparison to expected terms used by peers. Upon the grant date, 794,643 of the issued options were fully vested, and the remaining 252,121 options will vest over varying terms up to four years on a pro rata basis. The

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Company recognizes compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution method, as if each vesting tranche was treated as an individual award. During the year ended October 31, 2023, $2.6 million of stock based compensation expense was recorded associated with the 1,046,764 stock options granted in July 2023 because the Reverse Recapitalization was completed and the Company determined that the filing of the registration statement was probable to occur.

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

The 2023 Plan

On October 31, 2023, upon the completion of the Reverse Recapitalization, the shareholders approved and the Company adopted the enGene Holdings Inc. 2023 Incentive Equity Plan (the "2023 Plan"), which superseded the Old Plans. The 2023 Plan authorizes the award of incentive stock options, or ISOs, non-qualified stock options, or NQSOs, Stock Units, Stock Appreciation Rights, or SARs, and other share-based awards including performance awards and share bonus awards.

The number of shares initially reserved for issuance under the 2023 Plan is 2,607,943 Common Shares, plus 2,706,941 common shares subject to the outstanding grants under the Old Plans, and shall automatically increase on January 1 of each calendar year beginning in 2024 by a number of shares equal to the lesser of 1,946,226 million Common Shares and such lesser number as may be determined by the Board. The Common Shares authorized under the 2023 Plan increased by 1,946,225 on January 1, 2024. As of January 1, 2024, the number of Common Shares shares reserved for issuance under the 2023 Plan is 7,261,110.

The 2023 Plan is administered by the Board or, at the discretion of the Board, by a committee of the Board. The exercise prices, vesting and other restrictions are determined at the discretion of the Board, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Common Shares on the date of grant and the term of stock option may not be greater than ten years. Common Shares that are expired terminated, surrendered or cancelled under the 2023 Plan without having been fully exercised will be available for future awards.

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the three months ended January 31, 2024 are summarized below. There were no grants during the three months ended January 31, 2023:

Three months ended January 31,
2024
Expected term (in years)	5.88-6.08
Expected volatility	78.24 - 78.72%
Risk-free interest rate	4.35%
Expected dividend yield	-
Fair value of common shares and exercise price of options (USD)	$7.66

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price (USD)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2023	2,706,941	$2.40	8.1	$52,192
Granted	588,000	7.66
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of January 31, 2024	3,294,941	$3.21	8.2	$15,249
Options vested and exercisable as of January 31, 2024	1,660,177	$0.66	4.6	$11,385
Options vested and not exercisable as of January 31, 2024	819,393	$1.40	3.1	$2,942
Options unvested as of January 31, 2024	815,371	$6.71	9.7	$922

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting period.

The weighted-average grant-date fair value per share of share options granted during the three months ended January 31, 2024 was $5.43. No share options were granted during the three months ended January 31, 2023.

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Three months ended January 31,
	2024	2023
Research and development	$193	$5
General and administrative	98	15
Total share-based compensation expense	$291	$20

As of January 31, 2024, there was $3.5 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.64 years.

13.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented, retrospectively restated to reflect the exchange of shares upon the close of the Reverse Recapitalization:

	Three months ended January 31,
	2024	2023
Numerator:
Net loss	$10,711	$7,418
Deemed dividend attributable to redeemable convertible preferred shareholders	—	1,234
Net loss attributable to common shareholders, basic and diluted	$10,711	$8,652
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	23,197,976	651,074
Net loss per common share, basic and diluted	$0.46	$13.29

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders for the three months ended January 31, 2024, and 2023 because including them would have had an anti-dilutive effect:

	January 31,
	2024	2023
Redeemable convertible preferred shares	—	5,983,339
Warrants to purchase redeemable convertible preferred shares	—	3,194,756
Warrants to purchase common shares	10,474,054	—
Options to purchase common shares	3,294,941	1,483,326
Total	13,768,995	10,661,421

14.
Income Taxes

During the three months ended January 31, 2024, and 2023, the Company recorded $30 thousand and zero, respectively, in income tax benefit.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of January 31, 2024, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

15.
Leases

The Company’s leases are comprised of operating leases for office and lab space.

In November 2021, the Company entered into an office and lab space lease approximating 9,360 of rentable square feet for designated office and lab spaces located at 7171 Frederick-Banting, City of Montreal, judicial district of Montreal, Province of Quebec. The leased commenced in November 2021 and had an initial term of 12 months that would have expired on October 31, 2022, and includes options to renew for consecutive twelve-month periods upon landlord consent at new lease rates. As the Company has elected to not recognize leases with a lease term of 12 months or less on the balance sheet, this was considered short-term leases, and no operating lease right of use assets and liabilities were recognized. In October 2022, the Company entered into a lease amendment to extend the lease for an additional term of six months through April 2023, with an option to extend the lease through September 2023. In April 2023, the Company extended the lease through September 2023. The lease was further extended through November 5, 2023, at which time the Company vacated the lease.

On December 29, 2022, the Company signed a lease for approximately 10,620 square feet of new laboratory and office space at 4868 Rue Levy, Montreal, QC. The term of the lease is for 10 years, beginning on the commencement date, and requires an annual initial base rent of $36.50 CAD per square foot, which is subject to annual increases of 2%. The lease commenced in November 2023. Upon commencement the Company recognized an initial lease liability and corresponding right of use asset of $1.4 million.

On January 1, 2024, the Company entered into a lease agreement, in which the Company is sub-leasing approximately 6,450 square feet of office space located at 200 Fifth Avenue, Waltham, MA. The Company will make an aggregate amount of base rental payments of $0.5 million, under the initial term of the lease, which is set to expire on December 30, 2026 and does not have an option to renew. Upon commencement the Company recognized an initial lease liability and corresponding right of use asset of $0.4 million.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

During the three months ended January 31, 2024, and 2023, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three months ended January 31,
	2024	2023
Lease Cost:
Operating lease cost	90	—
Variable operating lease cost	24	16
Short-term operating lease cost	—	106
Total operating lease cost	114	122

Maturities of the Company's operating lease liabilities as of January 31, 2024 are as follows:

2024 (remaining)	307
2025	463
2026	475
2027	335
2028	311
Thereafter	1,767
Total	3,658
Less: Interest	(1,663)
Total Lease liability	1,995

16.
Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of January 31, 2024, and October 31, 2023, there were no matters which would have a material impact on the Company’s financial results.

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

17.
Related Party Transactions

During the three months ended January 31, 2024, and 2023 the Company did not have any transactions with related parties. Refer to subsequent event footnote for a related party transaction associated with the recent 2024 Private Placement Financing.

18.
Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. Except as noted below, the Company concluded that no additional subsequent events have occurred that require disclosure.

Private Placement Financing

On February 13, 2024, the Company entered into subscription agreements (collectively, the "2024 Subscription Agreements”) with the investors named therein, for the private placement (the "Private Placement Financing” or the "2024 PIPE Financing") of 20,000,000 common shares of the Company (the "Subscribed Shares”), at a price of $10.00 per share. The aggregate gross proceeds from the Private Placement Financing was $200 million, before deducting offering expenses of approximately $12.5 million. The Private Placement Financing closed on February 20, 2024. Pursuant to the 2024 Subscription Agreements, the Company agreed to file a new or amended

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

registration statement with the Securities and Exchange Commission (the "SEC”) within 20 business days after the closing of the Private Placement Financing, subject to certain exceptions for purposes of registering the resale of the Subscribed Shares, and to keep such registration statement effective until the date as specified within the Subscription Agreements.

Related Party Transaction

As described above, on February 20, 2024, we completed the 2024 PIPE Financing, which provided for the private placement of 20,000,000 Common Shares, at a price of $10.00 per share, pursuant to the 2024 Subscription Agreements entered into with each of the 2024 PIPE Investors on February 13, 2024. Our director, Mr. Gerry Brunk, is a managing director of Lumira Ventures ("Lumira"), and certain entities affiliated with Lumira were party to the 2024 Subscription Agreements and accordingly became 2024 PIPE Investors, purchasing an aggregate of 800,000 Common Shares for a total price of $8 million in the Company's 2024 PIPE Financing.

CEO Transition Agreement

On February 13, 2024, the Company entered into a Transition and Modified Employment Agreement (the "Transition Agreement") with the Company's Chief Executive Officer, Jason Hanson, which amends and modifies the CEO's Employment Agreement dated November 8, 2023 (the “Amended Employment Agreement”). As part of the Transition Agreement, Mr. Hanson was entitled to receive his full 2023 cash bonus on or before March 15, 2024. Under the terms of the Amended Employment Agreement, upon Mr. Hanson’s voluntary resignation or death or disability and subject to execution and non-revocation of a customary release, Mr. Hanson will be entitled to:

(i)
twelve months of continued health insurance benefits,
(ii)
payment of a prorated portion of his 2024 target annual bonus,
(iii)
acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination; and
(iv)
extension of the period to exercise his vested equity awards to three years following the later of date of termination of his employment or the date of termination of the Consulting Period (as defined below), but in no event shall the post-termination exercise period of Mr. Hanson’s vested equity awards extend beyond the respective applicable term thereof.

Pursuant to the Amended Employment Agreement, (a) upon the termination of Mr. Hanson’s employment by the Company without Cause (as defined in the Amended Employment Agreement) or by Mr. Hanson for Good Reason (as defined in the Amended Employment Agreement), in addition to the above severance benefits, Mr. Hanson will also be entitled to 12 months’ base salary continuation or, if such even occurs during a change of control period (as described in the Amended Employment Agreement), 18 months’ base salary continuation.

The Transition Agreement further provides that, in the event Mr. Hanson resigns upon the appointment by the Company of a new chief executive officer, Mr. Hanson will be immediately engaged in a consulting role to provide transition services as a Senior Strategic Advisor to the Company for a period of at least six months following the effective date of his resignation (the “Consulting Period”) in exchange for a monthly fee of $25,000 for the initial six-month Consulting Period, and $500 per hour thereafter, provided that Mr. Hanson need not devote more than fifteen (15) hours per week to providing such transition services.

As a result of Transition Agreement, the 1,216,266 stock option awards issued to the CEO were modified to allow for an extended exercise period described above. The modification is expected to result in an incremental share-based compensation expense of approximately $1 million to be recorded upon the effective date of the Transition Agreement.

Cashless Warrant Exercises

To the date of issuance of these financial statements, 1,379,391 of the Company’s public common shares warrants were exercised by investors on a cashless basis, resulting in the issuance of 383,355 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, “we”, “our”, “us”, “enGene” and the “Company” refer to enGene Holdings Inc. and all of its subsidiaries immediately following the consummation of the Reverse Recapitalization. enGene Holdings Inc. is the new, publicly traded parent company of the combined business formed in connection with the Reverse Recapitalization, in which shareholders of enGene Inc. and Forbion European Acquisition Company exchanged their shares for shares in enGene Holdings Inc.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. See the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

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

We have never been profitable and have incurred net losses since inception. Our net loss was $10.7 million and $7.4 million for the three months ended January 31, 2024, and 2023, respectively. We expect to continue to incur operating losses for at least the next several years as we advance the ongoing pivotal-stage LEGEND study of EG-70 in BCG-unresponsive NMIBC to completion; execute on our plan to file our Biologics License Application in the first quarter of 2026; and pursue potential pipeline expansion via additional EG-70 development opportunities and advance our preclinical program EG-i08 and other compounds.

If we obtain regulatory approval for a product candidate and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, or other capital sources, which could include potential collaboration agreements, strategic alliances, or additional licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

As of January 31, 2024, we had $85.6 million in cash and cash equivalents. On February 13, 2024, the Company entered into subscription agreements (the “2024 Subscription Agreements”) for the private placement (the “Private Placement Financing”) of 20,000,000 common shares of the Company, at a price of $10.00 per share, for aggregate gross proceeds of $200 million, before deducting offering expenses of approximately $12.5 million. The Private Placement Financing closed on February 20, 2024. We believe that our existing cash and cash equivalents as of January 31, 2024, together with the net proceeds of $187.5 million received from the Private Placement Financing, will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements into 2027. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, and as such there is no assurance that we will be able to do so in the future. Refer to “Liquidity and Capital Resources” sections below.

Reverse Recapitalization

On October 31, 2023, the Company, Forbion European Acquisition Corporation (“FEAC”), and enGene Inc., a corporation incorporated under the laws of Canada (now known as “enGene Inc” or “Old enGene”), consummated the merger (the “Reverse Recapitalization”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”). a corporation incorporated under the laws of Canada (now known as “enGene Inc” or “Old enGene”), consummated the merger (the “Reverse Recapitalization”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”).

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

As part of the Reverse Recapitalization, the Company received net proceeds of $7.4 million from the FEAC trust account, net of the redemption payment to FEAC’s public shareholders and FEAC expenses. As a part of the Reverse Recapitalization, the Company raised an aggregate amount of $56.9 million through a series of convertible debt investments made to Old enGene which were exchanged for equity interests in the Company pursuant to the Reverse Recapitalization.

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

Indirect Costs:

•
personnel-related expenses including, salaries, benefits, share-based compensation and other related costs for individuals involved in research and development activities; and
•
facilities, patent costs, laboratory supplies and other expenses not directly tied to a program.

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

Research and development activities are central to our business model. Currently, the Company’s sole laboratory facility is located in Montreal, Quebec, Canada, and as such, a portion of the Company’s research and development and other operating expenses are incurred in Canada and denominated in the Canadian dollar. We expect that our research and development expenses will continue to increase for the foreseeable future as we progress our ongoing Phase 1/2 clinical trial for EG-70, continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If EG-70 or any future product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The duration, costs, and timing of clinical studies and development of our product candidate will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of our product candidate including:

•
the scope, rate of progress, and expense of our ongoing as well as any additional clinical studies and other research and development activities we undertake;
•
future clinical study results;
•
uncertainties in clinical study enrollment rates;
•
new manufacturing processes or protocols that we may choose to or be required to implement in the manufacture of our drug substance and drug product;
•
regulatory feedback on requirements for regulatory approval, as well as changing standards for regulatory approval; and
•
the timing and receipt of any regulatory approvals.

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

The warrants issued by Old enGene as part of the PIPE Financing (the “2023 Warrants”) were concluded to be freestanding, liability classified instruments upon issuance, which were subsequently reclassified to equity upon the consummation of the Reverse Recapitalization. The fair value of the 2023 Warrants was estimated based on the underlying quoted market price of the FEAC public warrants, prior to the close of the Reverse Recapitalization. The 2023 Warrants were classified as a Level 2 measurement given they were substantially similar to FEAC public warrants. The 2023 Warrants were initially measured at fair value and were subsequently remeasured at fair value with any changes in fair value recorded as a component of other expense in our consolidated statements of operations and comprehensive loss, so long as they remain liability classified. Upon the execution of the PIPE Financing and consummation of the Reverse Recapitalization, the 2023 Warrants were reclassified to equity as the number of warrants became fixed and it was determined that the warrants met the fixed for fixed criteria that is required for a contract to be considered indexed to the Company’s shares as prescribed by ASC 815.

Interest Expense

Interest expense is made of interest paid on our term loans, as well as non-cash interest expense for amortization of our debt discounts. In fiscal year 2023, interest expense also included interest on Old enGene's convertible debentures.

Interest Income

Interest income is associated with our interest-bearing cash and cash equivalents.

Other expense, net

Other expense, net primarily consists of foreign exchange gains and losses.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of January 31, 2024 and October 31, 2023, we have recorded a full valuation allowance against our deferred tax assets.

Critical Accounting Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 31, 2023, which was filed with the Securities and Exchange Commission on January 29, 2024. There were no material changes to our critical accounting policies through January 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2023.

Results of Operations

Comparison of the Three Months ended January 31, 2024 and 2023

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2024	2023	Change
Operating expenses:
Research and development	$5,638	$3,671	$1,967
General and administrative	5,135	962	4,173
Total operating expenses	10,773	4,633	6,140
Loss from operations	10,773	4,633	6,140
Other (income) expense, net:
Change in fair value of convertible debenture embedded derivative liabilities	—	307	(307)
Change in fair value of warrant liabilities	—	1,185	(1,185)
Interest income	(1,025)	(167)	(858)
Interest expense	563	1,175	(612)
Loss on extinguishment of debt	366	—	366
Other expense, net	64	285	(221)
Total other (income) expense, net	(32)	2,785	(2,817)
Net loss before provision for income tax	10,741	7,418	3,323
Provision for (benefit from) income taxes	(30)	—	(30)
Net loss	$10,711	$7,418	$3,293

Research and Development expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2024	2023	Change
Direct expenses:
EG-70	$2,620	$1,998	$622
Preclinical programs	158	119	39
Total direct research and development expenses	$2,778	$2,117	$661
Indirect expenses:
Personnel related costs	2,443	1,204	1,239
Unallocated laboratory, facility and other costs	417	350	67
Total indirect research and development expenses	$2,860	$1,554	$1,306
Total research and development expenses	$5,638	$3,671	$1,967

Research and development expenses increased by $2.0 million from $3.7 million for the three months ended January 31, 2023 to $6 million for the three-months ended January 31, 2024. This increase was attributable to the following:

•
a $1.2 million increase in personnel-related costs as the Company hired a number of key personnel to ramp up its clinical operation, quality, medical affair and manufacturing functions to support our pivotal-stage LEGEND study of EG-70 in BCG-unresponsive NMIBC;
•
a $0.6 million increase in EG-70 direct costs as the Company increases manufacturing activities to meet clinical study demand as well as expanding our clinical operations in both US and Canada; and,
•
a $0.1 million increase in unallocated laboratory, facility and other costs mainly attributed to laboratory relocation costs and a slight increase in laboratory supplies expenses.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2024	2023	Change
Personnel-related expenses	$996	$584	$412
Professional fees	1,977	289	1,688
Patent maintenance and legal fees	1,501	15	1,486
Other expenses	661	74	587
Total general and administrative expenses	$5,135	$962	$4,173

General and administrative expenses increased by $4.2 million from $1.0 million for the three months ended January 31, 2023 to $5.1 million for the three months ended January 31, 2024. This increase was primarily attributable to the following:

•
a $3.2 million increase in third-party legal, accounting and finance consulting and audit related fees to support the Reverse Recapitalization and associated regulatory reporting requirements as well as the costs to implement the necessary general and administration systems and software applications to support the operation of a public company;
•
a $0.6 million increase in other expenses driven by directors and officers insurance expense as a result of operating as a public company; and,
•
a $0.4 million increase in personnel-related expenses driven by the hires of key general and administrative personnel necessary to support the operation of a public company.

Other (Income) Expense, Net

Other (income) expenses, net decreased by approximately $2.8 million from expense of $2.8 million for the three months ended January 31, 2023 to income of $32 thousand for the three months ended January 31, 2024. $2.1 million of the decrease is mainly due to prior period $1.2 million change in fair value of warrant liabilities, $0.3 million change in fair value of convertible debenture liabilities and $0.6 million interest expense associated with the conversion and repayments of our convertible debentures that were no longer applicable to current period as the associated instruments were settled upon the close of the Reverse Recapitalization. Further, there is also a $0.9 million increase in interest income earned in current period from larger cash balances and a $0.4 million loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

As of January 31, 2024, we had cash and cash equivalents of approximately $85.6 million, which includes the $50 million debt facility provided in connection with the Amended Loan Agreement (as defined below), of which we have drawn $22.5 million. On February 20, 2024, the Company closed the Private Placement Financing resulting in net proceeds to the Company of $187.5 million. Based on our current operating plans, we expect our cash and cash equivalents will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without giving effect to any potential milestone debt tranches we may be eligible to drawdown further under our debt facility with Hercules Capital. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

We have incurred losses and have experienced negative operating cash flows for all periods presented. During the three months ended January 31, 2024, we incurred a loss of $10.7 million and used $7.4 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.

Cash Flows

Comparison of the three months ended January 31, 2024 and 2023

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2024	2023
Net cash used in operating activities	$(7,370)	$(6,223)
Net cash used in investing activities	(506)	(13)
Net cash provided by financing activities	12,000	(10)
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	$4,125	$(6,245)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2024 was $7.4 million and was primarily due to our net loss of $10.7 million, partially offset by adjustments for non-cash charges totaling $0.7 million. The non-cash charges consisted of non-cash interest expense of $0.2 million, a loss on extinguishment of debt of $0.4 million, share based compensation expense of $0.3 million, $0.1 million of unrealized foreign currency losses and depreciation of property and equipment of $0.1 million. Further there were changes in operating assets and liabilities of $2.4 million, which driven by a $1.2 million increase in prepaid expenses and other assets, and offset by a $1.2 million decrease in the investment tax credit receivable, and a $2.4 million increase in accounts payable, accrued expenses and other liabilities.

Net cash used in operating activities for the three months ended January 31, 2023 was $6.2 million and was primarily due to our net loss of $7.4 million, partially offset by adjustments for non-cash charges totaling $2.6 million. The non-cash charges consisted of non-cash interest expense of $1.2 million, changes in fair value of warrant liabilities of $1.2 million, and changes in fair value of derivative liabilities of $0.3 million, and unrealized foreign currency gains of $0.1 million. Further there were changes in operating assets and liabilities of $1.5 million, which was primarily associated with a $1.1 million net decrease in accrued expenses and accounts payable, and a $0.4 million decrease in the investment tax credit receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the three months ended January 31, 2024, and 2023 was $0.5 million and $13 thousand, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended year ended January 31, 2024 was $12.0 million, resulting from proceeds of $22.5 million received from the Term Loan, which was offset by $9.4 million in principal repayments of the Prior Term Loan, $0.4 million in debt issuance costs paid as part of the Term Loan, and $0.6 million of SPAC transaction costs paid during the three months ended January 31, 2024.

Cash flows from financing activities for the three months ended January 31, 2023 was related to the payment of transaction costs associated with the Reverse Recapitalization.

Hercules Loan Agreement

On December 30, 2021, we entered into a Loan and Security Agreement (the “Prior Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or “the Bank” or the “Lender”) for the issuance of a term loan facility of up to an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). The Prior Loan Agreement has remained in place after the consummation of the Reverse Recapitalization. The Prior Loan Agreement provided for (i) an initial term loan advance of $7.0 million, which closed on December 30, 2021, (ii) subject to the achievement of certain Clinical Milestones (the “Clinical Milestone”), a right of the Company to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $4.0 million from the achievement of the Clinical Milestone through June 15, 2022, which was drawn in June 2022, and (iii) subject to the achievement of certain financial milestones (the “Financial Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $9.0 million from achievement of the Financial Milestone through December 15, 2022, which was not achieved. We are required to pay an end of term fee (the “Prior End of Term Charge”) equal to 6.35% of the aggregate principal amount of the Term Loans advances upon repayment. The financing agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness.

The Prior Term Loan was to mature on July 1, 2025, with no option for extension (the “Prior Term Loan Maturity Date”).

Under the Prior Loan Agreement, Old enGene agreed to issue to Hercules warrants (the “Old Hercules Warrants”) to purchase a number of shares of Old enGene’s redeemable convertible preferred shares at the exercise price equal to 2.5% of the aggregate amount of the Prior Term Loans that are funded, as such amounts are funded. Old enGene issued a total of 136,692 warrants to purchase Class C redeemable convertible preferred shares. Upon the close of the Reverse Recapitalization, the Old Hercules Warrants, along with all other warrants to purchase shares of Old enGene's redeemable convertible preferred shares, were surrendered for no consideration.

Amended Loan and Security Agreement

On December 22, 2023, we entered into an amended and restated loan and security agreement (the "Amended Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (with Hercules, the "Lenders”). The Amended Loan Agreement amends and restates in its entirety the Prior Loan Agreement with Hercules dated December 30, 2021.

The Amended Loan Agreement provides for a term loan facility of up to $50.0 million available in multiple tranches (the "Term Loan”), as follows: (i) an initial term loan advance (the "Tranche 1 Advance”) that was made on the Hercules Closing Date of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Term Loan, (ii) subject to the achievement of the specified interim milestone (the "Interim Milestone”) and satisfaction of certain other conditions precedent, our right to request that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $7.5 million from the achievement of the Interim Milestone through the earlier of (x) 60 days following the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which we may request from time to time up to and including the Amortization Date (defined below) that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $20.0 million. We are required to pay upon the earlier of January 1, 2028 ( the “Maturity Date”) or payment in full of the Term Loans, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loans (the "End of Term Charge"). We are also required to pay on July 1, 2025 or, if earlier, the date we prepay the Term Loans, $0.7 million representing the Prior Term Loan End of Term Charge (the Prior Term Loan End of Term Charge and End of Term Charge, collectively the "End of Term Charges").

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

At our option, we may elect to prepay all, but not less than all, of the outstanding Term Loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% of the principal amount outstanding if the prepayment occurs in any of the first twelve months following the Hercules Closing Date; (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first twelve months following the Hercules Closing Date but on or prior to twenty-four months following the Hercules Closing Date; and (iii) 1.0% of the principal amount outstanding if prepayment occurs at any time thereafter but prior to the Maturity Date.

In connection with the Amended Loan Agreement, we granted Hercules a security interest senior to any current and future debts and to any security interest in all of our right, title, and interest in, to and under all of our property and other assets, subject to limited exceptions including our intellectual property.

The Amended Loan Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Amended Loan Agreement also contains certain events of default and representations, warranties and non-financial covenants of ours. We have been in compliance with the financial covenants and non-financial covenants since inception of the Term Loan.

We accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, we recorded a loss of $0.4 million as a component within other income and expense in our consolidated statement of operations during the three months ended January 31, 2024, which represented the reacquisition price of the debt, including fees and the initial fair value of the warrants to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

As of January 31, 2024, we borrowed $22.5 million under the Amended Loan Agreement and incurred $2.1 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan.

In connection with the Amended Loan Agreement, we also agreed to issue to the Lenders in connection with each advance of Term Loans warrants to purchase that number of our Common Shares as shall be equal to 2% of the aggregate principal amount of such Term Loan advance divided by the Warrant per share exercise price of $7.21 (which exercise price equals the ten-day volume weighted average price for the ten (10) trading days preceding the Hercules Closing Date and is subject to customary adjustments under the terms of the Warrants) (the "Hercules Common Share Warrants"). The Hercules Common Share Warrants are exercisable for a period of seven years from issuance. On the Hercules Closing Date, we issued to the Lenders 62,413 Hercules Common Share Warrants in connection with the Tranche 1 Advance of the Term Loans. Under the terms of the Amended Loan Agreement, the maximum number of Hercules Common Share Warrants and underlying Common Shares of the Company that could be issued is 138,696.

As of January 31, 2024 and October 31, 2023 the carrying value of the note payable consists of the following:

	January 31,	October 31,
	2024	2023
Note payable, including End of Term Charge	$24,465	$10,144
Debt discount, net of accretion	(2,115)	(474)
Accrued interest	179	108
Note payable, net of discount	$22,529	$9,778

As of October 31, 2023, we classified $0.6 million of the note payable as current, which represents the principal payments due and amortization of the debt discount between October 31, 2023 and the date the Prior Term Loan was amended in December 2023, as the debt was refinanced on a long-term in the subsequent period.

During the three months ended January 31, 2024, and 2023, we recognized $0.6 million and $0.4 million of interest expense, respectively, related to the term loans, of which $0.1 million and $34 was related to the amortization of the debt discounts, respectively.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest as of January 31, 2024 are as follows:

2024	$—
2025	3,285
2026	8,254
2027	9,047
2028	4,617
Total principal payments, including End of Term Charge	$25,203

The Hercules term loan is our only outstanding debt instrument at January 31, 2024.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, compensation and related expenses and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy.

Based on our current operating plan, we believe that our cash available following the Amended Loan Agreement and the 2024 PIPE Financing is sufficient to fund our operations for twelve months from the date of issuance of our financial statements. We could use our available capital resources sooner than we currently expect. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

For a more detailed description of this agreement, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Lease Obligations

Our leases are comprised of all operating leases for office and lab space. We had a month-to-month office and lab space lease located in Montreal, Quebec, Canada, which commenced in November 2021 and had an initial term of 12 months that expired on October 31, 2022. The lease includes options to renew for consecutive twelve-month periods upon landlord consent, at new lease rates. In October 2022, we entered into a lease amendment to extend the lease for an additional term of six months through April 2023, with an option to extend the lease through September 2023. In April 2023, the Company extended the lease through September 2023. In September 2023, the Company extended the lease term through November 5, 2023. The amendment resulted in $0.2 million of additional lease commitments to be paid during the extended term, inclusive of the extension through November 5, 2023.

On December 29, 2022, we signed a new lease for approximately 10,620 square feet of new laboratory and office space at 4868 Rue Levy, Montreal, QC. The term of the lease is for 10 years beginning on the commencement date and requires an annual initial base rent of $36.50 Canadian dollar (“CAD”) per square foot, which is subject to annual increases of 2%. The lease commenced in November 2023.

On January 1, 2024, we entered into a lease agreement, in which we are sub-leasing approximately 6,450 square feet of office space located at 200 Fifth Avenue, Waltham, MA. We will make an aggregate amount of base rental payments of $0.5 million, under the initial term of the lease, which is set to expire on December 30, 2026 and does not have an option to renew.

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

The Company does not have material capital expenditure commitments at January 31, 2024.

CEO Transition Agreement

On February 13, 2024, we entered into a Transition and Modified Employment Agreement (the "Transition Agreement") with the Company's Chief Executive Officer, Jason Hanson, which amends and modifies the CEO's Employment Agreement dated November 8, 2023 (the “Amended Employment Agreement”). As part of the Transition Agreement, Mr. Hanson was entitled to receive his full 2023 cash bonus on or before March 15, 2024. Under the terms of the Amended Employment Agreement, upon Mr. Hanson’s voluntary resignation or death or disability and subject to execution and non-revocation of a customary release, Mr. Hanson will be entitled to:

(i)
twelve months of continued health insurance benefits,
(ii)
payment of a prorated portion of his 2024 target annual bonus,
(iii)
acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination; and
(iv)
extension of the period to exercise his vested equity awards to three years following the later of date of termination of his employment or the date of termination of the Consulting Period (as defined below), but in no event shall the post-termination exercise period of Mr. Hanson’s vested equity awards extend beyond the respective applicable term thereof.

Pursuant to the Amended Employment Agreement, (a) upon the termination of Mr. Hanson’s employment by the Company without Cause (as defined in the Amended Employment Agreement) or by Mr. Hanson for Good Reason (as defined in the Amended Employment Agreement), in addition to the above severance benefits, Mr. Hanson will also be entitled to 12 months’ base salary continuation or, if such even occurs during a change of control period (as described in the Amended Employment Agreement), 18 months’ base salary continuation.

The Transition Agreement further provides that, in the event Mr. Hanson resigns upon the appointment by the Company of a new chief executive officer, Mr. Hanson will be immediately engaged in a consulting role to provide transition services as a Senior Strategic Advisor to the Company for a period of at least six months following the effective date of his resignation (the “Consulting Period”) in exchange for a monthly fee of $25,000 for the initial six-month Consulting Period, and $500 per hour thereafter, provided that Mr. Hanson need not devote more than fifteen (15) hours per week to providing such transition services.

As a result of Transition Agreement, the 1,216,266 stock option awards issued to the CEO were modified to allow for an extended exercise period described above. The modification is expected to result in an incremental share-based compensation expense of approximately $1 million to be recorded upon the effective date of the Transition Agreement.

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

We are also a “smaller reporting company,” meaning that the market value of our common shares held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700.0 million.

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to the interim financial statements on Form 10-Q, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Outstanding Share Data

As of March 7, 2024, we had 43,581,331 Common Shares issued and outstanding, outstanding warrants to purchase an additional 9,032,250 Common Shares and outstanding stock options to purchase an additional 3,288,859 Common Shares. The warrants amount listed in the foregoing sentence excludes the Hercules Common Share Warrants described above under “Liquidity and Capital Resources—Cash Flows—Amended Loan and Security Agreement”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, resulting from the Federal Reserve’s increase of interest rates over the past several years. Our Term Loan has a variable interest rate that fluctuates with the U.S. prime rate, subject to an interest rate floor and cap.

Credit Risk

Our primary exposure to credit risk is through financial instruments and consist primarily of cash and cash equivalents. We regularly maintain deposits in accredited financial institutions in excess of federally insured limits. As of January 31, 2024, we held cash deposits in Canada at the National Bank of Canada, or NBC in excess of CDIC insured limits, and in the United States at Silicon Valley Bank, or SVB, in excess of FDIC insured limits. On March 10, 2023, SVB was closed by the California Department of Financial

Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. No losses have been incurred by us on deposits that were held at SVB to date.

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

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We have experienced a general increase in costs as a result of global inflation however we believe that inflation has not had a material effect on our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures.

As of January 31, 2024, management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of January 31, 2024, the Company did not have effective disclosure controls and procedures designed and implemented as of that date due to the material weakness previously identified which has not yet been remediated.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

An investment in our Common Shares and Warrants involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q, including our financial statements and related notes hereto, before deciding to invest in our common securities. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our securities could decline, and you may lose all or part of your investment.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our 2023 Annual Report on Form 10-K.

*If we do not successfully manage the transition associated with the pending resignation of Jason D. Hanson, our Chief Executive Officer, and the appointment of a new Chief Executive Officer, it could have an adverse impact on our business.

On February 14, 2024, we announced that Jason D. Hanson, our Chief Executive Officer, had informed the Company of his intent to resign from his positions as Chief Executive Officer and as a member of our Board, as well as positions at our subsidiaries. Mr. Hanson’s decision to resign is due to personal family and health reasons and was not the result of any dispute or disagreement with the Company or our Board on any matter relating to our operations, policies or practices. Our Board has engaged an executive search firm to assist in a comprehensive search for a successor Chief Executive Officer of the Company. On February 13, 2024, we entered into a Transition Agreement with Mr. Hanson. Pursuant to the Transition Agreement, Mr. Hanson agreed to continue his roles as our Chief Executive Officer and as a member of our Board, together with any roles held at our subsidiaries, until the appointment of a successor Chief Executive Officer of the Company.

Leadership transitions can be inherently difficult to manage. An inadequate transition to a new Chief Executive Officer may result in the loss of institutional knowledge and changes to business strategy or objectives. In addition, these changes have the potential to negatively impact our operations and relationships with employees, customers and investors due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover. In addition, if we are unable to attract and retain a qualified candidate to become our new Chief Executive Officer in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted, as well as our financial performance. This may also make it more difficult for us to retain and hire key management and other team members.

*Certain existing securityholders acquired their securities in enGene at prices below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in our Company may not experience a similar rate of return.

Certain securityholders in the Company, including the “Selling Holders” named in our resale registration statement on Form S-1 (File No. 333-275700), acquired their securities in enGene at prices below recent trading prices of such securities. As a result, those Selling Holders would experience a positive rate of return based on such recent trading prices if they were to sell their securities. Accordingly, the Selling Holders have an incentive to sell because they will profit on sales due to having purchased their securities at lower prices than the public investors, and in some cases such gains may be significant.

Given the relatively lower purchase prices that our Selling Holders paid to acquire securities compared to their current trading prices, these Selling Holders may earn a significant positive rate of return on their investment depending on the market price of our Common Shares and Warrants at the time that such Selling Holders choose to sell their securities. The Selling Holders acquired the securities offered for resale in exchange for non cash consideration, or at effective purchase prices that are below current trading prices. Investors who purchase our Common Shares and Warrants on the Nasdaq following the Business Combination may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the current trading price.

*There is no assurance that Warrants will be and/or remain in the money prior to their expiration or that the holders of Warrants will elect to exercise any or all of their Warrants for cash; the Warrants may expire worthless.

The exercise price for our Warrants is $11.50 per Common Share. The Warrants will expire on October 31, 2028, the date that is five years after the completion of the Business Combination.

The Warrants' cashless exercise period ended when the Company's registration statement on Form S-1 was declared effective on March 5, 2024. We will receive proceeds from Warrants only in the event that such Warrants are exercised for cash. We believe the likelihood that holders will exercise their Warrants will depend on the trading price of our Common Shares. If the market price for our Common Shares is less than the exercise price of Warrants, we believe the holders of Warrants will be unlikely to exercise them. If the market price for our Common Shares exceeds the exercise price of the Warrants, it is more likely that holders of the Warrants will exercise them.

There is no assurance that Warrants will be in the money and/or remain in the money prior to their expiration or that the holders of Warrants will elect to exercise any or all of their Warrants for cash. As such, the Warrants may expire worthless.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Amended Loan Agreement Warrants

On December 22, 2023, we entered into an agreement to issue to the Lender Warrants to acquire up to 138,696 Common Shares, of which 62,413 were issued. The Warrants were issued to the Lenders in connection with an initial term loan advance of $22.5 million, $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Loan Agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Amended Loan and Security Agreement.”

2024 PIPE Financing

On February 13, 2024, we entered into subscription agreements in connection with the 2024 PIPE Financing (as defined herein) pursuant to which we issued 20,000,000 Common Shares to the 2024 PIPE Investors (as defined herein) for an aggregate gross purchase price equal to $200 million. The 2024 PIPE Financing transaction closed February 20, 2024. See “Note 18. Subsequent Events — Private Placement Financing.”

Cashless Warrant Exercises

Through March 5, 2024, 1,379,391 of the Company’s public Warrants were exercised by investors on a cashless basis, with such cashless Warrant exercises resulting in the issuance of 383,355 Common Shares. For additional information on the cashless Warrant exercises, see “Note 18. Subsequent Events — Cashless Warrant Exercises.”

The sales of the securities described above were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act, with respect to the Amended Loan Agreement Warrants and 2024 PIPE Financing, and Section 3(a)(9), with respect to the Cashless Warrant Exercises. No sales involved underwriters, underwriting discounts or commissions or public offerings of securities of the Registrant.

Item 3. Defaults Upon Senior Securities.

Omitted.

Item 4. Mine Safety Disclosures.

Omitted.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements.

During the three months ended January 31, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

4.1

Form of Closing Date Warrant to Purchase Common Shares of enGene Holdings Inc., pursuant to the Amended and Restated Loan and Security Agreement dated December 22, 2023 (incorporated herein by reference to Exhibit 4.1 of enGene’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.1

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.01 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).

10.2

Transition and Modification Agreement, dated February 13, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).

10.3

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and Alex Nichols (incorporated herein by reference to Exhibit 10.02 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).

10.4

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and James C. Sullivan (incorporated herein by reference to Exhibit 10.03 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).

10.5

Employment Agreement, dated November 8, 2023, by and between enGene Inc. and Anthony T. Cheung (incorporated herein by reference to Exhibit 10.04 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).

10.6

Employment Agreement, dated December 13, 2023, by and between enGene USA, Inc. and Ryan Daws (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on December 13, 2023).

10.7

Employment Agreement, dated November 29, 2023, by and between enGene USA, Inc. and Richard Bryce (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on November 29, 2023).

10.8

Amended and Restated Loan and Security Agreement, dated December 22, 2023, by and among enGene Holdings Inc., enGene Inc. and enGene USA, Inc., as borrower, Hercules Capital, Inc., as agent, and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on December 28, 2023). †+

10.9	Form of Subscription Agreement, dated February 13, 2024 (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

- Indicates a management contract or compensatory plan or arrangement.

† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Portions of this exhibit are redacted in accordance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enGene Holdings Inc.

Date: March 11, 2024	By:	/s/ Jason D. Hanson
Name: Jason D. Hanson
Title: Chief Executive Officer

Date: March 11, 2024	By:	/s/ Ryan Daws
Name: Ryan Daws
Title: Chief Financial Officer