Form 10-Q
period 2024-04-30
enGene Holdings Inc.
filed 2024-06-14
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

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

As of June 12, 2024, the registrant had 44,166,159 Common Shares, with no par value per share, outstanding.

Table of Contents

		Page
	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	2

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of April 30, 2024 and October 31, 2023	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended April 30, 2024 and 2023	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Shares and Shareholders’ Deficit for the Three and Six Months Ended April 30, 2024 and 2023	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2024 and 2023	7
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Omitted	46
Item 4.	Omitted	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
Signatures		48

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
•
enGene is able to enroll a cohort of patients in the Phase 2 LEGEND trial to assess EG-70’s efficacy and safety between the BCG-naïve patient population and the BCG-exposed patient population and enroll an additional cohort of patients in the Phase 2 LEGEND trial to assess EG-70’s efficacy and safety in patients with BCG-unresponsive, papillary-only Ta/T1 disease to evaluate EG-70's ultimate potential as a monotherapy in first line patients and expanding EG-70’s opportunity;
•
enGene is able to file a Biologics License Application mid-2026 with the FDA for approval to market EG-70 in the United States as a monotherapy to treat BCG-unresponsive NMIBC;
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

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission (“SEC”)), could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

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
•
the risk that any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect enGene or the expected benefits of the Business Combination; or
•
other risks and uncertainties set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	April 30, 2024	October 31, 2023
Assets
Current assets:
Cash and cash equivalents	$264,810	$81,521
Restricted certificate of deposit	75	76
Investment tax credits receivable	1,213	2,343
Prepaid and other current assets	3,511	1,500
Total current assets	269,609	85,440
Property and equipment, net	1,107	589
Operating lease right of use asset	1,837	—
Other assets	975	930
Total assets	$273,528	$86,959
Liabilities, redeemable convertible preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$211	$1,156
Accrued expenses and other current liabilities	5,667	3,539
Operating lease liabilities, current	421	—
Current portion of notes payable	—	562
Total current liabilities	6,299	5,257
Note payable, net of current portion	22,730	9,216
Operating lease liabilities, net of current portion	1,533	—
Total liabilities	30,562	14,473
Shareholders’ equity :
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding as of April 30, 2024 and October 31, 2023.	—	—
Common shares, no par value; unlimited shares authorized, 44,158,587 and 23,197,976 shares issued and outstanding as of April 30, 2024 and October 31, 2023, respectively.	453,405	259,373
Additional paid-in capital	15,860	13,717
Accumulated other comprehensive loss	(1,016)	(1,016)
Accumulated deficit	(225,283)	(199,588)
Total shareholders’ equity	242,966	72,486
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$273,528	$86,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	For the three months ended April 30,		For the six months ended April 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$9,855	$3,215	$15,493	$6,886
General and administrative	7,455	1,522	12,590	2,484
Total operating expenses	17,310	4,737	28,083	9,370
Loss from operations	17,310	4,737	28,083	9,370
Other (income) expense, net:
Change in fair value of convertible debentures embedded derivative liabilities	—	(625)	—	(318)
Change in fair value of warrant liabilities	—	341	—	1,526
Interest income	(2,984)	(149)	(4,009)	(316)
Interest expense	728	1,177	1,291	2,352
Loss on extinguishment of debt	—	—	366	—
Other expense, net	(91)	(199)	(27)	86
Total other (income) expense, net	(2,347)	545	(2,379)	3,330
Net loss before provision for income taxes	14,963	5,282	25,704	12,700
Provision for (benefit from) income taxes	21	—	(9)	—
Net loss and comprehensive loss	$14,984	$5,282	$25,695	$12,700
Deemed dividend attributable to redeemable convertible preferred shareholders	—	1,175	—	2,389
Net loss attributable to common shareholders, basic and diluted	$14,984	$6,457	$25,695	$15,089

Net loss per share of common shares, basic and diluted (retrospectively restated to reflect Reverse Recapitalization – see Note 1 and Note 3)	$0.38	$9.30	$0.82	$22.19
Weighted-average common shares outstanding, basic and diluted (retrospectively restated to reflect Reverse Recapitalization – see Note 1 and Note 3)	39,443,768	694,497	31,186,238	680,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Class A Redeemable Convertible Preferred Shares*		Class B Redeemable Convertible Preferred Shares*		Class C Redeemable Convertible Preferred Shares*		Common Shares*		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at October 31, 2022	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	665,767	$16,390	$7,683	$(1,016)	$(99,671)	$(76,614)
Exercise of stock options	—	—	—	—	—	—	1,804	6	(6)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	(7,418)	(7,418)
Balance at January 31, 2023	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	667,571	$16,396	$7,697	$(1,016)	$(107,089)	$(84,012)
Exercise of stock options	—	—	—	—	—	—	18,258	27	(10)		—	17
Issuance of common shares upon cashless exercise of options	—	—	—	—	—	—	15,494	11	(11)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	(5,282)	(5,282)
Balance at April 30, 2023	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	701,323	$16,434	$7,715	$(1,016)	$(112,371)	$(89,238)

	Class A Redeemable Convertible Preferred Shares*		Class B Redeemable Convertible Preferred Shares*		Class C Redeemable Convertible Preferred Shares*		Common Shares*		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2023	—	—	—	—	—	—	23,197,976	$259,373	$13,717	$(1,016)	$(199,588)	$72,486
Share-based compensation	—	—	—	—	—	—	—	—	291	—	—	291
Issuance of warrants in connection with Amended Term Loan	—	—	—	—	—	—	—	—	319	—	—	319
Net loss	—	—	—	—	—	—	—	—	—	—	(10,711)	(10,711)
Balance at January 31, 2024	—	$—	—	$—	—	$—	23,197,976	$259,373	$14,327	$(1,016)	$(210,299)	$62,385
Exercise of stock options	—	—	—	—	—	—	56,974	207	(156)	—	—	51
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,917	—	—	1,917
Issuance of common shares in connection with PIPE Financing, net of issuance costs	—	—	—	—	—	—	20,000,000	187,614	—	—	—	187,614
Issuance of common shares upon exercise of warrants	—	—	—	—	—	—	520,282	6,114	(131)	—	—	5,983
Issuance of common shares upon cashless exercise of warrants	—	—	—	—	—	—	383,355	97	(97)	—	—	-
Net loss	—	—	—	—	—	—	—	—	—	—	(14,984)	(14,984)
Balance at April 30, 2024	—	$—	—	$—	—	$—	44,158,587	$453,405	$15,860	$(1,016)	$(225,283)	$242,966

*- The shares have been retrospectively restated to reflect exchange of shares upon the close of the Reverse Recapitalization. See Notes 1 and 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA

(Unaudited)

	For the six months ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,695)	$(12,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	372	1,663
Loss on extinguishment of debt	366	—
Change in fair value of warrant liabilities	—	1,526
Change in fair value of convertible debenture embedded derivative liabilities	—	(318)
Debt issuance costs expensed upon issuance of debt recorded at the fair value option	—	132
Non-cash lease expense	67	—
Unrealized foreign currency losses	8	22
Share-based compensation expense	2,208	59
Depreciation of property and equipment	158	83
Changes in operating assets and liabilities:
Investment tax credit receivable	1,130	(722)
Prepaid expenses and other assets	(2,057)	(190)
Accounts payable	(689)	2,049
Accrued expenses and other liabilities	2,565	(2,271)
Lease liabilities	35	—
Net cash used in operating activities	(21,532)	(10,667)
Investing activities
Purchases of property and equipment	(685)	(23)
Net cash used in investing activities	(685)	(23)
Financing activities
Proceeds from the 2024 PIPE Financing	200,000	—
Payments of issuance costs associated with the 2024 PIPE Financing	(12,386)
Proceeds from exercise of common share warrants	5,983	—
Proceeds from exercise of stock options	51	17
Proceeds from issuance of term loan	22,500	—
Repayments of term loan principal	(9,445)	—
Payments of debt issuance costs associated with term loan	(585)	—
Proceeds from issuance of April 2023 Notes	—	8,000
Payment of issuance costs associated with April 2023 Notes	—	(132)
Payment of Reverse Recapitalization and PIPE Financing costs	(613)	(132)
Net cash provided by financing activities	205,505	7,753
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	183,289	(2,936)
Cash and cash equivalents at beginning of period	81,521	20,434
Cash and cash equivalents at end of period	$264,810	$17,498
Supplemental cash flow information:
Cash paid for interest	$867	$676
Supplemental non-cash investing and financing activities
Warrant value issued as part of Amended Term Loan	319	—
Right of Use Assets obtained in exchange for lease liabilities	1,904	—
Reverse Recapitalization and PIPE Financing transaction costs included within accrued expenses and accounts payable	—	1,167

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

The Company is a clinical-stage biotechnology company focused on developing gene therapies to improve the lives of patients, and its head office is located in Montreal, Quebec, Canada. The Company is developing non-viral gene therapies based on its novel and proprietary dually derived chitosan, or “DDX”, gene delivery platform, which allows localized delivery of multiple gene cargos directly to mucosal tissues and other organs.

Merger with Forbion European Acquisition Corp.

Forbion European Acquisition Corporation (“FEAC”) was a special purpose acquisition company (“SPAC”), incorporated as a Cayman Island exempted company on August 9, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more business or entities. On October 31, 2023 (the “Closing Date”), the Company, FEAC, and enGene Inc., consummated the merger (the “Reverse Recapitalization”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”).

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

As a result of the Reverse Recapitalization, the Company became a publicly traded company, and listed its ordinary shares and warrants on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively, commencing trading on November 1, 2023, with Old enGene, a subsidiary of the Company, continuing the existing business operations.

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

The Company has incurred a net loss of $15.0 million and $25.7 million for the three and six months ended April 30, 2024, respectively, and negative cash flows from operating activities of $21.5 million for the six months ended April 30, 2024, and, as of that date, has an accumulated deficit of $225.3 million. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through the 2024 PIPE financing, the Reverse Recapitalization and the PIPE financing conducted by the Company as part of the Reverse Recapitalization (the "PIPE Financing"), debt and convertible debentures, and issuance of redeemable convertible preferred shares and warrants.

The Company’s ability to continue as a going concern depends on its ability to successfully develop and commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding loans. As of the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents as of April 30, 2024 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements. Effective from the first quarter interim condensed consolidated financial statements, the Company has ceased its disclosure of the existence of a material uncertainty that raised substantial doubt about the Company’s ability to continue as a going concern due to the proceeds received from the 2024 PIPE Financing.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated annual financial statements for the years ended October 31, 2023 and 2022 and notes thereto, as found in our Annual Report on Form 10-K for the year ended October 31, 2023. These interim condensed consolidated financial statements should be read in conjunction with the consolidated annual financial statements. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at October 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements include the accounts of the Company and its wholly owned subsidiaries, enGene, Inc. and enGene USA, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements as of October, 31 2023 and 2022 and for the years ended October 31, 2023, and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of April 30, 2024, the condensed consolidated statements of operations for the three and six months ended April 30, 2024 and 2023, the condensed consolidated statement of redeemable convertible preferred shares and shareholders' equity (deficit) for the three and six months ended April 30, 2024 and 2023, and condensed consolidated statements of cash flows for the six months ended April 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended April 30, 2024 and 2023 are unaudited. The results for the three and six months ended April 30, 2024 and 2023, are not necessarily indicative of results to be expected for the year ending October 31, 2024, any other interim periods, or any future year or period.

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
•
all of Old enGene’s existing outstanding Class C warrants outstanding at the time of the Reverse Recapitalization were terminated; and
•
all outstanding shares of FEAC being 3,670,927 shares, held by Forbion Growth Sponsor FEAC I B.V. ("FEAC Sponsor") and shareholders were converted into the same number of the Company’s common shares, and outstanding FEAC warrants of 5,029,444 held by FEAC warrant holders were converted into the same number of warrants to purchase one of the Company’s common shares.

Upon the close of the Reverse Recapitalization, 13,091,608 common shares of the Company were issued to Old enGene’s equity and convertible note holders, 2,679,432 common share warrants of the Company were issued to Old enGene’s warrant holders, and 2,706,941 common share options of the Company were issued to Old enGene’s share option holders.

In connection with the Merger Agreement, FEAC, the Company, and investors under the PIPE Financing (the "PIPE Investors") entered into Subscription Agreements pursuant to which, the PIPE Investors agreed to purchase the Company’s shares and warrants for an aggregate commitment amount of $56.9 million. As part of the PIPE Financing, the Company issued 6,435,441 of the Company’s common shares and 2,702,791 warrants to purchase the Company’s common shares for an aggregate purchase price equal to $56.9 million on October 31, 2023. The common shares and warrants issued as part of the PIPE Financing were determined to be equity classified. The proceeds were allocated between the common shares and warrants on a relative fair value basis, taking into consideration the quoted market price of the FEAC common shares and warrants on the close of the market on October 31, 2023, resulting in $56.1 million being allocated to the common shares and $0.8 million being allocated to the warrants. In connection with the Merger Agreement, FEAC, the FEAC Sponsor, Forbion Growth Opportunities Fund I Cooperatief U.A. and the other holders of Class B shares in the capital of FEAC ("FEAC Class B Shares"), Old enGene, the Company and the other parties named therein entered into the side letter agreements, pursuant to which the FEAC Sponsor agreed to surrender and in effect issue to PIPE Investors FEAC Class B Shares and FEAC private placement warrants, immediately prior to the closing of the Reverse Recapitalization. Immediately following the Reverse Recapitalization and the PIPE Financing, the Company had 23,197,976 common shares and 10,411,641 warrants outstanding.

On October 31, 2023, as part of the close of the Reverse Recapitalization, the Company received proceeds of $7.4 million from the FEAC trust account, net of the redemption payment to FEAC’s public shareholders and cash paid from the trust for FEAC expenses. Additionally, the Company received proceeds of approximately $56.9 million from the PIPE Financing. Upon the closing of the Reverse Recapitalization and PIPE Financing, the Company incurred $6.0 million in transaction costs, which was withheld from the proceeds received. The Company incurred a total of $11.1 million of transaction costs associated with the Reverse Recapitalization and PIPE Financing, of which $5.1 million was previously deferred by the Company and netted against the proceeds upon close. The transaction costs were allocated to the common shares and warrants on a relative fair value basis and netted against the proceeds upon close.

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

The total transaction costs of $11.1 million were related to third-party legal, accounting services and other professional services used to consummate the Reverse Recapitalization and the PIPE Financing incurred by Old enGene. These transaction costs are allocated between common shares and additional paid-in capital, based on the relative fair value of the common shares and warrants issued upon the close of the Reverse Recapitalization, on the Company’s consolidated balance sheet as the Company’s common shares have no par value.

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

4.
Fair Value Measurements

The Company did not have any financial assets or liabilities that required fair value measurement on a recurring basis as of April 30, 2024 or October 31, 2023.

During the three and six months ended April 30, 2024 and during the year ended October 31, 2023, there were no transfers or reclassifications between fair value measure levels of liabilities. The carrying values of all financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

During the three and six months ended April 30, 2023, and as of April 30, 2023, the Company had the following instruments which were measured at fair value.

April 2023 Notes

The Company elected the fair value option of accounting for the April 2023 Notes (see Note 8). The Company recorded the April 2023 Notes at fair value upon the date of issuance, which was determined to be the total cash proceeds received of $8.0 million. No change in fair value was recorded on the April 2023 Notes during the three and six months ended April 30, 2023, given the close proximity between the issuance date of the notes and the period end.

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

Upon the close of the Reverse Recapitalization the 2022 Notes were converted and exchanged for common shares of the Company, resulting in an extinguishment of the 2022 Notes and related embedded derivative liability. Further the BDC Note (as defined below) was repaid in full. Refer to Note 3 and Note 9.

The following table provides a summary of the change in the estimated fair value of the Company’s convertible debentures embedded derivative liabilities for three and six months ended April 30, 2023.

Total
Balance as of October 31, 2022	$3,791
Change in fair value of convertible debenture embedded derivative liabilities	307
Foreign exchange (gain)/loss	5
Balance as of January 31, 2023	4,103
Change in fair value of convertible debenture embedded derivative liabilities	(625)
Foreign exchange (gain)/loss	(4)
Balance as of April 30, 2023	$3,474

Warrant Liabilities

Prior to the consummation of the Reverse Recapitalization, Old enGene issued warrants to purchase redeemable convertible preferred shares as part of the issuance of certain redeemable convertible preferred shares, convertible debentures, and the term loan (the “Preferred Share Warrants”). Upon the close of the Reverse Recapitalization, the Preferred Share Warrants were surrendered for no consideration and the fair value was determined to be zero. The Company estimated the fair value of its Preferred Share Warrant liabilities using a Modified Black-Scholes option-pricing model, which included assumptions that are based on the individual characteristics of the Preferred Share Warrants on the valuation date, and assumptions related to the fair value of the underlying redeemable convertible preferred shares, expected volatility, expected life, dividends, risk-free interest rate and discount for lack of marketability (“DLOM”). Due to the nature of these inputs, the Preferred Share Warrants are considered a Level 3 liability.

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

Because there was no public market for the underlying redeemable convertible preferred shares, the Company determined their fair value based on third-party valuations. Initially, the estimated enterprise equity value of the Company was determined using a market approach and/or cost approach by considering the weighting of scenarios estimated using a back-solve method based on recent financing transactions of the Company. This value was then allocated towards the Company’s various securities of its capital structure using an option pricing method, or “OPM”, and a waterfall approach based on the order of the superiority of the rights and preferences of the various securities relative to one another. Significant assumptions used in the OPM to determine the fair value of redeemable convertible preferred shares include volatility, DLOM, and the expected timing of a future liquidity event such as an IPO, SPAC transaction or sale of the Company, in light of prevailing market conditions. This valuation process creates a range of equity values both between and within scenarios.

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

The following table provides a summary of the change in the estimated fair value of the Company’s warrant liabilities for the three and six months ended April 30, 2023:

Total
Balance as of October 31, 2022	$11,456
Change in fair value of warrant liabilities	1,185
Foreign exchange (gain)/loss	217
Balance as of January 31, 2023	12,858
Change in fair value of warrant liabilities	341
Foreign exchange (gain)/loss	(196)
Balance as of April 30, 2023	$13,003

5.
Property and Equipment, Net

As of April 30, 2024, and October 31, 2023, property and equipment consisted of the following:

	April 30,	October 31,
	2024	2023
Lab equipment	$2,167	$1,779
Computer equipment	287	269
Computer software	146	70
Office furniture	177	69
Leasehold improvements	215	129
Property and equipment	2,992	2,316
Less: Accumulated depreciation and amortization	1,885	1,727
Property and equipment, net	$1,107	$589

Depreciation and amortization expense related to property and equipment was $78 and $37 for the three months ended April 30, 2024 and 2023, respectively. Depreciation and amortization expense related to property and equipment was $158 and $83 for the six months ended April 30, 2024 and 2023, respectively.

6.
Accrued Expenses and Other Current Liabilities

As of April 30, 2024, and October 31, 2023, accrued expenses and other current liabilities consisted of the following:

	April 30,	October 31,
	2024	2023
Accrued research and development expenses	$2,427	$759
Professional fees	1,427	1,708
Employee compensation and related benefits	1,511	814
Accrued income tax payable	30	39
Other	272	219
Total accrued expenses and other current liabilities	$5,667	$3,539

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

The License Agreement provides for a one-time payment of $50 for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase I clinical trial or, if there is no Phase I clinical trial, in a Phase II clinical trial, as well as a one-time payment of $450 upon regulatory approval of a milestone product by the U.S. Food and Drug Administration. The first milestone related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a milestone product, has not yet been achieved as of the period ended April 30, 2024. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the three and six months ended April 30, 2024 and 2023, the Company incurred $13 and $25, respectively of expenses related to the annual maintenance fee under the License Agreement, which is recorded within research and development expenses.

8.
Notes Payable

2021 Loan and Security Agreement

On December 30, 2021, the Company entered into a Loan and Security Agreement (the "Prior Loan Agreement") with Hercules Capital, Inc. (“Hercules” or the “Lender”) for the issuance of a term loan facility with an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). The Prior Loan Agreement provided for (i) an initial term loan advance of $7.0 million, which closed on December 30, 2021, (ii) subject to the achievement of certain clinical milestones (“Clinical Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $4.0 million from the achievement of the Clinical Milestone through June 15, 2022, which was drawn in June 2022, and (iii) subject to the achievement of certain financial milestones (“Financial Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $9.0 million from achievement of the Financial Milestone through December 15, 2022, which was not achieved. The Company is required to pay an end of term fee (“Prior Term Loan End of Term Charge”) equal to 6.35% of the aggregate principal amount of the Prior Term Loan advances upon repayment.

The Prior Term Loans were scheduled to mature on July 1, 2025, with no option for extension (the “Prior Term Loan Maturity Date”).

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

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through the "Amortization Date”, which is either: (x) July 1, 2025 or (y) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (z) if the Interim Milestone and certain clinical milestones are achieved and there has been no default, July 1, 2026. After the Amortization Date, the outstanding Term Loans and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The effective interest rate of the Term Loan was 12.38% as of April 30, 2024.

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

The Company accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.4 million as a component within other income and expense in the Company's consolidated statement of operations during the three and six months ended April 30, 2024, which represented the difference between the reacquisition price of the debt, including fees and the initial fair value of the warrants paid directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

As of April 30, 2024, the Company had borrowed $22.5 million under the Amended Loan Agreement and incurred $2.1 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan.

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

As of April 30, 2024 and October 31, 2023, the carrying value of the term loans consisted of the following:

	April 30, 2024	October 31, 2023
Note payable, including End of Term Charge	$24,530	$10,144
Debt discount, net of accretion	(1,974)	(474)
Accrued interest	174	108
Note payable, net of discount	$22,730	$9,778

As of October 31, 2023, the Company classified $0.6 million of the note payable as current, which represents the principal payments due and amortization of the debt discount between October 31, 2023 and the date the Prior Term Loan was amended in December 2023, as the debt was refinanced on a long-term basis in the subsequent period.

During the three months ended April 30, 2024 and 2023, the Company recognized $0.7 million and $0.4 million of interest expense, respectively, related to the term loans, of which $0.1 million and $0.1 million was related to the amortization of the debt discounts, respectively. During the six months ended April 30, 2024 and 2023, the Company recognized $1.3 million and $0.9 million of interest expense, respectively, related to the term loans, of which $0.3 million and $0.2 million was related to the amortization of the debt discounts, respectively.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest are as follows as of April 30, 2024:

Note Principal Payments
2024	$—
2025	3,285
2026	8,254
2027	9,047
2028	4,617
Total principal payments, including End of Term Charge	25,203

As of April 30, 2024, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

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

The Company elected the fair value option of accounting for the April 2023 Notes. The Company recorded the April 2023 Notes at fair value upon the date of issuance, which was determined to be $8.0 million. Given the short period of time that the April 2023 Notes were outstanding, no change in fair value was recorded during the three months ended April 30, 2023. The April 2023 Notes were extinguished in May 2023 as part of the issuance of the May 2023 Notes (see Note 9).

9.
Convertible Debentures

Old enGene had issued convertible debentures to various investors. There was no outstanding principal, accrued interest, and unamortized deferred financing costs of the convertible debentures recorded on the balance sheet as of April 30, 2024 and October 31, 2023, as the convertible debentures were converted and exchanged for common shares of the Company or repaid upon the closing of the Reverse Recapitalization. Refer to Note 3.

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

Upon issuance of the BDC Notes, Old enGene identified embedded derivatives related to the equity conversion features and liquidity event repayment features which required bifurcation as a single compound derivative instrument. Old enGene estimated the fair value of the embedded derivative liabilities upon issuance at $0.2 million. Old enGene remeasured the fair value of the embedded derivatives in effect at each reporting period, with the subsequent changes in the fair value of the derivative being recognized in changes in fair value of derivatives within the Company’s consolidated statements of operations and comprehensive loss. During the three and six months ended April 30, 2023, Old enGene recorded a change in fair value on the convertible debentures embedded derivative liability associated with the BDC Note of $0.2 million and $0.1 million, respectively. Total interest expense for the BDC Notes, including the amortization of debt discounts, was $60 and $0.1 million for the three and six months ended April 30, 2023. As part of the issuance of the BDC Notes, Old enGene incurred an aggregate of $36 of debt issuance costs of which a portion were recorded as a reduction of the carrying value of the BDC Notes, and a portion was allocated to the embedded derivative liabilities which were expensed as incurred. Upon the close of the Reverse Recapitalization the Company repaid the BDC Note, resulting in full settlement of the note.

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

Upon issuance of the 2022 Notes, Old enGene identified embedded derivatives related to the equity conversion features which required bifurcation as a single compound derivative instrument. Old enGene estimated the fair value of the embedded derivative liabilities upon issuance at $3.5 million. During the three and six months ended April 30, 2023, the Company recorded a loss on the change in fair value associated of 2022 Notes embedded derivative liability of $0.8 million and $0.4 million, respectively. Total interest expense for the 2022 Notes, including the amortization of debt discounts, of $0.6 million and $1.3 million was recorded for the three and six months ended April 30, 2023. As part of the issuance of the 2022 Notes, the Company incurred an aggregate of $44 of debt issuance costs of which a portion were recorded as a reduction of the carrying value of the 2022 Notes, and a portion was allocated to the embedded derivative liabilities which were expensed as incurred.

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

11.
Common Shares

The Company has an unlimited number of Common Shares authorized shares for issuance, with no par value. As of April 30, 2024 and October 31, 2023, there were 44,158,587 and 23,197,976 Common Shares outstanding, respectively.

The holders of the Common Shares are entitled to one vote per Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, or the "Board", if any, subject to the preferential dividend rights of preferred shares. Through April 30, 2024, no cash dividends had been declared or paid.

On February 13, 2024, the Company entered into subscription agreements (collectively, the "2024 Subscription Agreements”) with the investors named therein, for the private placement (the "2024 PIPE Financing") of 20,000,000 common shares of the Company,

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

at a price of $10.00 per share. The aggregate gross proceeds from the 2024 PIPE Financing was $200 million, before deducting offering expenses of $12.4 million. The 2024 PIPE Financing closed on February 20, 2024.

Warrants to purchase Common Shares

As of April 30, 2024 and October 31, 2023, the Company had 8,511,968 and 10,411,641 warrants to purchase Common Shares outstanding, respectively.

Of the warrants to purchase Common Shares outstanding as of April 30, 2024, 8,449,555 have the same terms as the FEAC public warrants issued in connection with FEAC’s IPO, and have an exercise price of $11.50, and are exercisable beginning 30 days after the completion of the Reverse Recapitalization and which will expire on October 31, 2028, or five years after the completion of the Reverse Recapitalization. Through April 30, 2024, 383,355 common shares have been issued as a result of the exercise of 1,379,391 warrants on a cashless basis and 520,282 common shares have been issued through cash exercises of warrants for proceeds totaling $6.0 million.

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

The additional 62,413 of the warrants to purchase Common Shares outstanding as of April 30, 2024, were issued as part of the Amended Term Loan on December 22, 2023, have an exercise price of $7.21, and are exercisable at any time beginning on December 22, 2023 expiring on December 22, 2030, or seven years from the issuance date. The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

As of April 30, 2024, and October 31, 2023, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under the Company's 2023 Plan ( as defined below):

	April 30,	October 31,
	2024	2023
Warrants to purchase Common Shares	8,511,968	10,411,641
Options to purchase Common Shares	3,981,433	2,706,941
Remaining shares reserved for future issuance under the 2023 Plan	3,222,703	2,607,943
Total	15,716,104	15,726,525

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

Under the Old Plans, options to purchase non-voting common shares of Old enGene’s shares may be granted to directors, officers, employees, consultants and members of the scientific advisory board. The Old Plans provide for the issuance of stock options up to a maximum of 15% of the aggregate issued and outstanding common shares and non-voting common shares of Old enGene calculated on an as converted and fully diluted basis. The Old Plans were administered by Old enGene’s Board of Directors. Old enGene’s Board of Directors determined the number of options to be granted, the vesting period and the exercise price of new options. It was Old enGene’s policy to establish the exercise price at an amount that approximates the fair value of the underlying shares on the date of grant as determined by Old enGene’s Board of Directors. The options vest in accordance with the vesting terms determined for each grant by Old enGene’s Board of Directors. The vesting terms of Old enGene’s granted stock options with service only conditions are typically 100% vesting immediately upon grant date, or over a three- or four-year service period. Upon the consummation of the Reverse Recapitalization, the Company recognized stock based compensation expense of $0.4 million associated with the acceleration of the vesting for the outstanding awards with service only vesting conditions under the Old Plan. As of April 30, 2024, no unrecognized compensation cost remains for the outstanding awards granted under the Old Plan with service only vesting conditions.

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The number of shares initially reserved for issuance under the 2023 Plan is 2,607,943 Common Shares, plus 2,706,941 common shares subject to the outstanding grants under the Old Plans, and shall automatically increase on January 1 of each calendar year beginning in 2024 by a number of shares equal to the lesser of 1,946,226 million Common Shares and such lesser number as may be determined by the Board. The Common Shares authorized under the 2023 Plan increased by 1,946,225 on January 1, 2024. As of April 30, 2024, the total number of Common Shares reserved for issuance under the 2023 Plan is 7,261,110, and there are 5,929,643 shares remaining for issuance.

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

On May 15, 2024, the shareholders of the Company approved changes to the 2023 Plan. See Note 18 for additional information.

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the three and six months ended April 30, 2024 and 2023 are summarized below:

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Expected term (in years)	5.75 - 6.08	6.08	5.75 - 6.08	6.08
Expected volatility	78.30 - 78.92%	81.39%	78.24 - 78.92%	81.39%
Risk-free interest rate	4.27 - 4.66%	3.56%	4.27 - 4.66%	3.56%
Expected dividend yield	—	—	—	—
Fair value of common shares and exercise price of options (USD)	$ 14.80 - 17.80	1.55	$ 7.66 - 17.80	1.55
Fair value of common shares and exercise price of options (CAD)	N/A	$2.11	N/A	$2.11

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price (USD)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2023	2,706,941	$2.40	8.1	$52,192
Granted	1,331,700	12.49
Exercised	(56,974)	0.89
Forfeited or expired	(234)	0.89
Outstanding as of April 30, 2024	3,981,433	$5.69	8.4	$41,181
Vested and exercisable as of April 30, 2024	2,434,737	$2.10	7.6	$33,597
Options unvested as of April 30, 2024	1,546,696	$11.35	9.7	$7,584

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting period.

The weighted-average grant-date fair value per share of share options granted during the three and six months ended April 30, 2024 was $11.60 and $8.87, respectively. The weighted-average grant date fair value per share of share options granted during the three and six months ended April 30, 2023 was $1.50.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

CEO Modification

On February 13, 2024, the Company entered into a Transition and Modified Employment Agreement (the "Transition Agreement") with the Company's Chief Executive Officer, Jason Hanson, which amends and modifies the CEO's Employment Agreement dated November 8, 2023 (the “Amended Employment Agreement”). Under the terms of the Amended Employment Agreement the CEO will be entitled to:

(i)
twelve months of continued health insurance benefits;
(ii)
payment of a prorated portion of his 2024 target annual bonus;
(iii)
acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination; and
(iv)
extension of the period to exercise his vested equity awards to three years following the later of date of termination of his employment or the date of termination of the Consulting Period (as defined below), but in no event shall the post-termination exercise period of the CEO’s vested equity awards extend beyond the respective applicable term thereof.

The Transition Agreement further provides that, in the event the CEO resigns upon the appointment by the Company of a new chief executive officer, the CEO will be immediately engaged in a consulting role to provide transition services as a Senior Strategic Advisor to the Company for a period of at least six months following the effective date of resignation (the “Consulting Period”) in exchange for a monthly fee of $25,000 for the initial six-month Consulting Period, and $500 per hour thereafter, provided that the CEO need not devote more than fifteen (15) hours per week to providing such transition services.

As a result of the Transition Agreement, the 1,216,266 stock option awards issued to the CEO were modified to allow for an extended exercise period described above. The modification resulted in an incremental share-based compensation expense of $1.0 million which was recorded upon the effective date of the Transition Agreement.

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

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Research and development	$337	$7	$530	$12
General and administrative	1,580	32	1,678	47
Total share-based compensation expense	$1,917	$39	$2,208	$59

As of April 30, 2024, there was $11.3 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.60 years.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

13.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented, retrospectively restated to reflect the exchange of shares upon the close of the Reverse Recapitalization:

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Numerator:
Net loss	$14,984	$5,282	$25,695	$12,700
Deemed dividend attributable to redeemable convertible preferred shareholders	—	1,175	—	2,389
Net loss attributable to common shareholders, basic and diluted	$14,984	$6,457	$25,695	$15,089
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	39,443,768	694,497	31,186,238	680,003
Net loss per common share, basic and diluted	$0.38	$9.30	$0.82	$22.19

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders for the three and six months ended April 30, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three and Six Months Ended April 30,
	2024	2023
Redeemable convertible preferred shares	—	5,983,339
Warrants to purchase redeemable convertible preferred shares	—	3,194,756
Warrants to purchase common shares	8,511,968	—
Options to purchase common shares	3,981,433	1,620,599
Total	12,493,401	10,798,694

14.
Income Taxes

During the three months ended April 30, 2024 and 2023, the Company recorded $21 thousand and zero, respectively, in income tax provision. During the six months ended April 30, 2024 and 2023, the Company recorded $9 thousand and zero, respectively, in income tax benefit.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of April 30, 2024, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

15.
Leases

The Company’s leases are comprised of operating leases for office and lab space.

In November 2021, the Company entered into an office and lab space lease approximating 9,360 of rentable square feet for designated office and lab spaces located at 7171 Frederick-Banting, City of Montreal, judicial district of Montreal, Province of Quebec. The leased commenced in November 2021 and had an initial term of 12 months that would have expired on October 31, 2022, and includes options to renew for consecutive twelve-month periods upon landlord consent at new lease rates. As the Company has elected

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

to not recognize leases with a lease term of 12 months or less on the balance sheet, this was considered a short-term lease, and no operating lease right of use assets and liabilities were recognized. In October 2022, the Company entered into a lease amendment to extend the lease for an additional term of six months through April 2023, with an option to extend the lease through September 2023. In April 2023, the Company extended the lease through September 2023. The lease was further extended through November 5, 2023, at which time the Company vacated the lease.

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

On January 1, 2024, the Company entered into a lease agreement, in which the Company is sub-leasing approximately 6,450 square feet of office space located at 200 Fifth Avenue, Waltham, MA. The Company will make an aggregate amount of base rental payments of $0.5 million under the initial term of the lease, which is set to expire on December 30, 2026 and does not have an option to renew. Upon commencement, the Company recognized an initial lease liability and corresponding right of use asset of $0.4 million.

During the three and six months ended April 30, 2024 and 2023, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three months ended April 30,		Six months ended April 30,
	2024	2023	2024	2023
Lease Cost:
Operating lease cost	119	—	209	—
Variable operating lease cost	—	16	24	32
Short-term operating lease cost	—	106	—	212
Total operating lease cost	119	122	233	244

Maturities of the Company's operating lease liabilities as of April 30, 2024 are as follows:

2024 (remaining)	223
2025	456
2026	468
2027	327
2028	303
Thereafter	1,722
Total	3,499
Less: Interest	(1,545)
Total Lease liability	1,954

16.
Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of April 30, 2024, and October 31, 2023, there were no matters which would have a material impact on the Company’s financial results.

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

17.
Related Party Transactions

During the three and six months ended April 30, 2024 the Company had the following transactions with related parties:

On February 20, 2024, the Company completed the 2024 PIPE Financing, which provided for the private placement of 20,000,000 Common Shares, at a price of $10.00 per share and included both new and existing investors. One of the Company's director's, Mr. Gerry Brunk, is a managing director of Lumira Ventures ("Lumira"), and certain entities affiliated with Lumira were party to the 2024 Subscription Agreements, purchasing an aggregate of 800,000 Common Shares for a total price of $8 million in the Company's 2024 PIPE Financing.

During the three and six months ended April 30, 2023 the Company had the following transactions with related parties:

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

On May 15, 2024, the shareholders of the Company approved changes to the 2023 Plan. The original 2023 Plan contained an evergreen provision (the “Evergreen Provision”) pursuant to which, commencing with the first business day of each calendar year beginning in 2024, the aggregate number of the Company’s Common Shares that could be issued or transferred thereunder (the “Plan Share Reserve”) and the number of Common Shares available for options intended to qualify as incentive stock options (the “ISO Sublimit”) each increased by a number of Common Shares equal to the lesser of (x) 1,946,226 million Common Shares and (y) such lesser number of Common Shares as may be determined by the Compensation Committee. Pursuant to the Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan, on May 15, 2024, the Evergreen Provision was amended to provide for annual increases on the first business day of each calendar year of (i) the Plan Share Reserve by such number of Common Shares as equals 5% of the aggregate number of Common Shares outstanding on the final day of the immediately preceding calendar year (or such smaller number of shares as is determined by the compensation committee), and (ii) the ISO Sublimit by the lesser of 2,500,000 Common Shares and the increase in the Plan Share Reserve (or such smaller number of shares may be determined by the compensation committee of the Company’s board of directors).

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. See the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q and in our other filings made with the SEC for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by such forward-looking statements.

We operate as a single operating segment focused on research, discovery, and clinical development of human gene therapy products. Our fiscal year is the year ended October 31.

Overview

Business Overview

enGene is a clinical-stage biotechnology company mainstreaming genetic medicines through the delivery of therapeutics to mucosal tissues and other organs, with the goal of creating new ways to address diseases with high clinical needs. enGene’s lead program is EG-70 for patients with non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (Cis) who are unresponsive or naïve to treatment with Bacillus Calmette-Guérin (BCG) – a disease with a high clinical burden. EG-70 is being evaluated in an ongoing Phase 2 pivotal study. EG-70 was developed using enGene’s proprietary Dually Derivatized Oligochitosan (DDX) platform, which enables penetration of mucosal tissues and delivery of a wide range of sizes and types of cargo, including DNA and various forms of RNA.

On June 13, 2024, enGene announced plans to explore additional applications of EG-70 within the bladder by expanding the Phase 2 LEGEND study to include a third cohort targeting high-risk BCG-unresponsive papillary-only NMIBC patients and plans to modify the second cohort to separately analyze responses between BCG-naïve patients and BCG-exposed patients. The planned third cohort of patients with BCG-unresponsive, papillary-only Ta/T1 disease is expected to enroll 70 to 100 patients and begin enrollment in the fourth quarter of 2024. The planned modification of the second cohort, for which enrollment has been temporarily paused, is designed to allow separate analysis of responses between BCG-naïve patients and BCG-exposed patients and enGene expects to resume enrollment in both groups in the fourth quarter of 2024. As a result of the prioritization of these potential new indications in bladder cancer, enGene deprioritized pre-clinical development of EG-i08 for cystic fibrosis.

We have never been profitable and have incurred net losses since inception. Our net loss was $15.0 million and $25.7 million for the three and six months ended April 30, 2024, respectively, and $5.3 million and $12.7 million for the three and six months ended April 30, 2023, respectively. We expect to continue to incur operating losses for at least the next several years as we advance the ongoing pivotal-stage LEGEND study of EG-70 in BCG-unresponsive NMIBC to completion; execute on our plan to file our Biologics License Application mid-2026; and pursue potential pipeline expansion via additional EG-70 development opportunities and other compounds.

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

As of April 30, 2024, we had $264.8 million in cash and cash equivalents. We believe that our existing cash and cash equivalents as of April 30, 2024 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, and as such there is no assurance that we will be able to do so in the future. Refer to “Liquidity and Capital Resources” section below.

Reverse Recapitalization

On October 31, 2023, the Company, Forbion European Acquisition Corporation (“FEAC”), and enGene Inc., a corporation incorporated under the laws of Canada (now known as “enGene Inc” or “Old enGene”), consummated the merger (the “Reverse Recapitalization”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”).

The transaction was accounted for as a “reverse recapitalization” in accordance with accounting principles generally accepted in the United States (“GAAP”). Under this method of accounting, FEAC was treated as the “acquired” company for financial reporting purposes. This determination is and was primarily based on the fact that subsequent to the Reverse Recapitalization, senior management of Old enGene continues as senior management of the combined company; Old enGene identifies a majority of the members of the board of directors of the combined company; the name of the combined company is enGene Holdings Inc. and it utilizes Old enGene’s current headquarters, and Old enGene’s operations comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Company is considered to be a continuation of Old enGene, with the net identifiable assets of FEAC deemed to have been acquired by Old enGene in exchange for Old enGene common shares accompanied by a recapitalization, with no goodwill or intangible assets recorded. The number of redeemable convertible preferred shares, number of common shares, net loss per common share, the number of warrants to purchase common shares, and the number of stock options and the related exercise prices of the stock options issued and outstanding prior to the Reverse Recapitalization, have been retrospectively restated to reflect an exchange ratio of approximately 0.18048 (the “Exchange Ratio”) established in the Merger Agreement. Operations prior to the Reverse Recapitalization are those of Old enGene.

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

Components of Our Results of Operations

Revenue

We do not have any product candidates approved for sale, have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, if ever. If our development efforts for our current lead product candidate, EG-70 or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of April 30, 2024 and October 31, 2023, we have recorded a full valuation allowance against our deferred tax assets.

Critical Accounting Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 31, 2023, which was filed with the Securities and Exchange Commission on January 29, 2024. There were no material changes to our critical accounting policies through April 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2023.

Results of Operations

Comparison of the three and six months ended April 30, 2024 and 2023

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three months ended April 30,			Six months ended April 30,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$9,855	$3,215	$6,640	$15,493	$6,886	$8,607
General and administrative	7,455	1,522	5,933	12,590	2,484	10,106
Total operating expenses	17,310	4,737	12,573	28,083	9,370	18,713
Loss from operations	17,310	4,737	12,573	28,083	9,370	18,713
Other (income) expense, net:
Change in fair value of convertible debenture embedded derivative liabilities	—	(625)	625	—	(318)	318
Change in fair value of warrant liabilities	—	341	(341)	—	1,526	(1,526)
Interest income	(2,984)	(149)	(2,835)	(4,009)	(316)	(3,693)
Interest expense	728	1,177	(449)	1,291	2,352	(1,061)
Loss on extinguishment of debt	—	—	—	366	—	366
Other expense, net	(91)	(199)	108	(27)	86	(113)
Total other (income) expense, net	(2,347)	545	(2,892)	(2,379)	3,330	(5,709)
Net loss before provision for income tax	14,963	5,282	9,681	25,704	12,700	13,004
Provision for (benefit from) income taxes	21	—	21	(9)	—	(9)
Net loss	$14,984	$5,282	$9,702	$25,695	$12,700	$12,995

Research and Development expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three months ended April 30,			Six months ended April 30,
	2024	2023	Change	2024	2023	Change
Direct expenses:
EG-70	$6,547	$1,715	$4,832	$9,167	$3,557	$5,610
Early research and platform expansion	194	(78)	272	352	53	299
Total direct research and development expenses	$6,741	$1,637	$5,104	$9,519	$3,610	$5,909
Indirect expenses:
Personnel related costs	2,737	1,172	1,565	5,180	2,520	2,660
Unallocated laboratory, facility and other costs	377	406	(29)	794	756	38
Total indirect research and development expenses	$3,114	$1,578	$1,536	$5,974	$3,276	$2,698
Total research and development expenses	$9,855	$3,215	$6,640	$15,493	$6,886	$8,607

Research and development expenses increased by $6.6 million from $3.2 million for the three months ended April 30, 2023 to $9.9 million for the three months ended April 30, 2024. This increase was attributable to the following:

•
a $4.8 million increase in EG-70 direct expense is a result of our increasing clinical and manufacturing activities to advance our LEGEND study of EG-70 in BCG-unresponsive NMIBC, as well as in preparation for our Biologics License Application submission;
•
a $0.3 million increase in early research and platform expansion work is a result of the Company’s effort to perform exploratory work on the platform; and
•
a $1.6 million increase in personnel-related costs as the Company hired a number of key personnel to ramp up its clinical operation, quality, medical affair and manufacturing functions to support our pivotal-stage LEGEND study of EG-70 in BCG-unresponsive NMIBC.

Research and development expenses increased by $8.6 million from $6.9 million for the six months ended April 30, 2023 to $15.5 million for the six months ended April 30, 2024. This increase was attributable to the following:

•
a $5.6 million increase in EG-70 direct expense is a result of our increasing clinical and manufacturing activities to advance our LEGEND study of EG-70 in BCG-unresponsive NMIBC, as well as in preparation for our Biologics License Application submission;
•
a $0.3 million increase in early research and platform expansion work is a result of the Company’s effort to perform exploratory work on the platform; and
•
a $2.7 million increase in personnel-related costs as the Company hired a number of key personnel to ramp up its clinical operation, quality, medical affair and manufacturing functions to support our pivotal-stage LEGEND study of EG-70 in BCG-unresponsive NMIBC.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three months ended April 30,			Six months ended April 30,
	2024	2023	Change	2024	2023	Change
Personnel-related expenses	$3,256	$606	$2,650	$4,252	$1,190	$3,062
Professional fees	2,100	710	1,390	4,077	999	3,078
Patent maintenance and legal fees	1,368	126	1,242	2,869	141	2,728
Other expenses	731	80	651	1,392	154	1,238
Total general and administrative expenses	$7,455	$1,522	$5,933	$12,590	$2,484	$10,106

General and administrative expenses increased by $5.9 million from $1.5 million for the three months ended April 30, 2023 to $7.5 million for the three months ended April 30, 2024. This increase was primarily attributable to the following:

•
a $2.7 million increase in personnel-related expenses driven by the hires of key general and administrative personnel necessary to support the operation of a public company as well as an increase in stock based compensation expense;
•
a $1.4 million increase in third-party accounting and finance consulting and audit related fees to support the associated financial reporting requirements and the 2024 PIPE Financing as well as the costs to implement the necessary general and administration systems and software applications to support the operation of a public company;
•
a $1.2 million increase in legal fees and patent maintenance driven by the need to maintain regulatory compliance of a public company in both Canada and US jurisdictions ; and
•
a $0.6 million increase in other expenses driven by directors and officers insurance expense as a result of operating as a public company.

General and administrative expenses increased by $10.1 million from $2.5 million for the six months ended April 30, 2023 to $12.6 million for the six months ended April 30, 2024 . This increase was primarily attributable to the following:

•
a $3.1 million increase in personnel-related expenses driven by the hires of key general and administrative personnel necessary to support the operation of a public company as well as an increase in stock-based compensation expense;
•
a $3.1 million increase in third-party accounting and finance consulting as well as audit related fees to support the SPAC transaction, the 2024 PIPE Financing and associated financial reporting requirements as well as the costs to implement the necessary general and administration systems and software applications to support the operation of a public company;
•
a $2.7 million increase in legal fees and patent maintenance driven by the need to support regulatory reporting and compliance of a public company in both Canada and US jurisdiction; and
•
a $1.2 million increase in other expenses driven by directors and officers insurance expense as a result of operating as a public company.

Other (Income) Expense, Net

Other (income) expenses, net varied by approximately $2.9 million from expense of $0.5 million for the three months ended April 30, 2023 to income of $2.3 million for the three months ended April 30, 2024, primarily due to a $2.8 million increase in interest income earned in the current period from larger cash balances arising from the 2024 PIPE Financing. In addition, $0.3 million change in fair value of warrant liabilities, $0.6 million change in fair value of convertible debenture liabilities and $0.4 million interest expense associated with the conversion and repayments of our convertible debentures were no longer applicable to the current period as the associated instruments were settled upon the close of the Reverse Recapitalization. Further, there is a $0.1 million decrease in other expense primarily due to foreign exchange gains.

Other (income) expenses, net varied by approximately $5.7 million from expense of $3.3 million for the six months ended April 30, 2023 to income of $2.4 million for the six months ended April 30, 2024, primarily due to a $3.7 million increase in interest income earned in the current period from larger cash balances arising from the 2024 PIPE Financing. In addition, $1.5 million change in fair value of warrant liabilities, $0.3 million change in fair value of convertible debenture liabilities and $1.1 million interest expense associated with the conversion and repayments of our convertible debentures were no longer applicable to the current period as the associated instruments were settled upon the close of the Reverse Recapitalization. Further, there is also a $0.4 million loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

As of April 30, 2024, we had cash and cash equivalents of approximately $264.8 million. Based on our current operating plans, we expect our cash and cash equivalents will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements, without giving effect to any potential milestone debt tranches we may be eligible to drawdown further under our debt facility with Hercules Capital. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

We have incurred losses and have experienced negative operating cash flows for all periods presented. During the three and six months ended April 30, 2024, we incurred a loss of $15.0 million and $25.7 million, respectively, and used $21.5 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.

Cash Flows

Comparison of the six months ended April 30, 2024 and 2023

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six months ended April 30,
	2024	2023
Net cash used in operating activities	$(21,532)	$(10,667)
Net cash used in investing activities	(685)	(23)
Net cash provided by financing activities	205,505	7,753
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	$183,289	$(2,936)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended April 30, 2024 was $21.5 million and was primarily due to our net loss of $25.7 million, partially offset by adjustments for non-cash charges totaling $3.2 million. The non-cash charges consisted of non-cash interest expense of $0.4 million, a loss on extinguishment of debt of $0.4 million, share based compensation expense of $2.2 million and depreciation of property and equipment of $0.2 million. Further there were changes in operating assets and liabilities of $0.9 million, which were driven by a $1.1 million increase in the investment tax credit receivable and $2.6 million increase in accrued expenses and other liabilities, and offset by a $2.1 million decrease in the prepaid expenses and other assets, and a $0.7 million decrease in accounts payable.

Net cash used in operating activities for the six months ended April 30, 2023 was $10.7 million and was primarily due to our net loss of $12.7 million, partially offset by adjustments for non-cash charges totaling $3.2 million which was primarily driven by non-cash interest expense of $1.7 million and changes in fair value of convertible debenture embedded derivative liabilities and warrant liabilities of $1.2 million, share-based compensation expense of $0.1 million, and depreciation of property and equipment of $0.1 million. Further there were changes in operating assets and liabilities of $1.1 million, which was primarily associated with a $2.3 million decrease in accrued expenses and other liabilities, a $2.0 million increase in accounts payable, $0.7 million increase in the investment tax credit receivable, and a $0.2 million increase in prepaid expenses and other assets.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the six months ended April 30, 2024 and 2023 was $0.7 million and $23 thousand, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2024 was $205.5 million, resulting from proceeds of $6.0 million from exercise of common share warrants, $200.0 million received from the 2024 PIPE financing, which was partially offset by $12.4 million of issuance costs associated with the 2024 PIPE financing, $22.5 million received from the Term Loan, which was offset by $9.4 million in principal repayments of the Prior Term Loan, $0.6 million in debt issuance costs paid as part of the Term Loan, and $0.6 million of SPAC transaction costs paid during the six months ended April 30, 2024.

Cash flows from financing activities for the six months ended April 30, 2023 was $7.8 million, resulting from proceeds of $8.0 million received from he issuance of the April 2023 Notes, partially offset by the payment of Reverse Recapitalization and PIPE financing transaction costs of $0.1 million and payment of issuance costs associated with the April 2023 Notes of $0.1 million.

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

The Prior Term Loan were scheduled to mature on July 1, 2025, with no option for extension (the “Prior Term Loan Maturity Date”).

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

We accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, we recorded a loss of $0.4 million as a component within other income and expense in our consolidated statement of operations during the three and six months ended April 30, 2024, which represented the reacquisition price of the debt, including fees and the initial fair value of the warrants to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

As of April 30, 2024, we borrowed $22.5 million under the Amended Loan Agreement and incurred $2.1 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan.

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

As of April 30, 2024 and October 31, 2023 the carrying value of the note payable consists of the following:

	April 30,	October 31,
	2024	2023
Note payable, including End of Term Charge	$24,530	$10,144
Debt discount, net of accretion	(1,974)	(474)
Accrued interest	174	108
Note payable, net of discount	$22,730	$9,778

As of October 31, 2023, we classified $0.6 million of the note payable as current, which represents the principal payments due and amortization of the debt discount between October 31, 2023 and the date the Prior Term Loan was amended in December 2023, as the debt was refinanced on a long-term in the subsequent period.

During the three and six months ended April 30, 2024, we recognized $0.7 million and $1.3 million of interest expense, respectively, related to the term loans, of which $0.1 million and $0.3 million was related to the amortization of the debt discounts, respectively. During the three and six months ended April 30, 2023, we recognized $0.4 million and $0.9 million of interest expense, respectively, related to the term loans, of which $0.1 million and $0.2 million was related to the amortization of the debt discounts, respectively.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest as of April 30, 2024 are as follows:

2024	$—
2025	3,285
2026	8,254
2027	9,047
2028	4,617
Total principal payments, including End of Term Charge	$25,203

The Hercules Term Loan is our only outstanding debt instrument as of April 30, 2024.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of April 30, 2024 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements. We could use our available capital resources sooner than we currently expect. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing shareholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such shareholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

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

Lease Obligations

Our leases are comprised of all operating leases for office and lab space. We previously held a month-to-month office and lab space lease located in Montreal, Quebec, Canada, which commenced in November 2021 and had an initial term of 12 months that expired on October 31, 2022. The lease included options to renew for consecutive twelve-month periods upon landlord consent, at new lease rates. In October 2022, we entered into a lease amendment to extend the lease for an additional term of six months through April 2023, with an option to extend the lease through September 2023. In April 2023, the Company extended the lease through September 2023. In September 2023, the Company extended the lease term through November 5, 2023, at which time the Company vacated the lease. The amendment resulted in $0.2 million of additional lease commitments to be paid during the extended term, inclusive of the extension through November 5, 2023.

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

The Company does not have material capital expenditure commitments as of April 30, 2024.

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

(i)
twelve months of continued health insurance benefits;
(ii)
payment of a prorated portion of his 2024 target annual bonus;
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

As a result of the Transition Agreement, the 1,216,266 stock option awards issued to the CEO were modified to allow for an extended exercise period described above. The modification resulted in an incremental share-based compensation expense of approximately $1.0 million which was recorded upon the effective date of the Transition Agreement.

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

As of the most recent calculation of our public float on April 30, 2024, we are also a “smaller reporting company,” meaning that the market value of our common shares held by non-affiliates was less than $700.0 million as of such date and our annual revenue was less than $100.0 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700.0 million, calculated as of the last business day of our most recently completed second fiscal quarter.

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to the interim financial statements of this Quarterly Report on Form 10-Q, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Outstanding Share Data

As of June 12, 2024, we had 44,166,159 Common Shares issued and outstanding, outstanding warrants to purchase an additional 8,449,555 Common Shares and outstanding stock options to purchase an additional 3,973,861 Common Shares. The warrants amount listed in the foregoing sentence excludes the Hercules Common Share Warrants described above under “Liquidity and Capital Resources—Cash Flows—Amended Loan and Security Agreement”.

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

Credit Risk

Our primary exposure to credit risk is through financial instruments and consist primarily of cash and cash equivalents. We regularly maintain deposits in accredited financial institutions in excess of federally insured limits. As of April 30, 2024, we held cash deposits in Canada at the National Bank of Canada, or NBC in excess of CDIC insured limits, and in the United States at Silicon Valley Bank, or SVB, in excess of FDIC insured limits. On March 10, 2023, SVB was closed by the California Department of Financial

Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. No losses have been incurred by us on material deposits that were held at SVB to date.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of April 30, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of April 30, 2024, the Company did not have effective disclosure controls and procedures designed and implemented as of that date due to the material weakness previously identified which has not yet been remediated.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the quarter ended January 31, 2024, those risk factors denoted below with a “*” were newly added or have been materially updated from our 2023 Annual Report on Form 10-K.

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

Certain security holders in the Company, including the “Selling Holders” named in our resale registration statement on Form S-1 (File No. 333-275700), acquired their securities in enGene at prices below recent trading prices of such securities. As a result, those Selling Holders would experience a positive rate of return based on such recent trading prices if they were to sell their securities. Accordingly, the Selling Holders have an incentive to sell because they will profit on sales due to having purchased their securities at lower prices than the public investors, and in some cases such gains may be significant.

Given the relatively lower purchase prices that our Selling Holders paid to acquire securities compared to their current trading prices, these Selling Holders may earn a significant positive rate of return on their investment depending on the market price of our Common Shares and Warrants at the time that such Selling Holders choose to sell their securities. The Selling Holders acquired the securities offered for resale in exchange for non-cash consideration, or at effective purchase prices that are below current trading prices. Investors who purchase our Common Shares and Warrants on the Nasdaq following the Business Combination may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the current trading price.

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

Cashless Warrant Exercises

Through April 30, 2024, 1,379,391 of the Company’s public Warrants were exercised by investors on a cashless basis, with such cashless Warrant exercises resulting in the issuance of 383,355 Common Shares.

The sales of the securities described above were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act, with respect to the 2024 PIPE Financing, and Section 3(a)(9), with respect to the Cashless Warrant Exercises. No sales involved underwriters, underwriting discounts or commissions or public offerings of securities of the Registrant.

Item 3. Defaults Upon Senior Securities.

Omitted.

Item 4. Mine Safety Disclosures.

Omitted.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements.

On April 19, 2024, Anthony Cheung, our Chief Technology Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Dr. Cheung’s plan covers the sale of 250,000 of our common shares, including 197,060 shares to be acquired upon exercise of stock options. Transactions under Dr. Cheung’s plan are based upon pre-established stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Dr. Cheung’s plan will terminate on October 31, 2025 or the date all shares subject to the plan have been sold. Other than Dr. Cheung’s plan, during the fiscal quarter ended April 30, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

10.1

Transition and Modification Agreement, dated February 13, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).

10.2*†	Employment Agreement, dated April 22, 2024, by and between enGene USA, Inc. and Lee Giguere.
10.3	Form of Subscription Agreement, dated February 13, 2024 (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).
10.4	Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on May 15, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enGene Holdings Inc.

Date: June 14, 2024	By:	/s/ Jason D. Hanson
Name: Jason D. Hanson
Title: Chief Executive Officer

Date: June 14, 2024	By:	/s/ Ryan Daws
Name: Ryan Daws
Title: Chief Financial Officer