Form 10-Q
period 2024-07-31
enGene Holdings Inc.
filed 2024-09-10
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

As of September 6, 2024, the registrant had 44,215,577 Common Shares, with no par value per share, outstanding.

Table of Contents

		Page
	SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	2

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of July 31, 2024 and October 31, 2023	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended July 31, 2024 and 2023	5
	Condensed Consolidated Statements of Redeemable Convertible Preferred Shares and Shareholders’ Deficit for the Three and Nine Months Ended July 31, 2024 and 2023	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2024 and 2023	7
	Notes to the Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Omitted	48
Item 4.	Omitted	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
Signatures		50

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
•
enGene is able to enroll, in a timely manner, a sufficient number of patients in each cohort of the Phase 2 LEGEND trial to assess the efficacy and safety of detalimogene voraplasmid, or detalimogene, formerly referred to as EG-70, including, the pivotal cohort, the cohort with the BCG-naïve patient population, the BCG-exposed patient population and the BCG-unresponsive, papillary-only Ta/T1 disease;
•
enGene is able to file a Biologics License Application mid-2026 with the FDA for approval to market detalimogene in the United States as a monotherapy to treat BCG-unresponsive NMIBC with Cis;
•
detalimogene’s product profile can be integrated seamlessly into community urology clinics where the vast majority of NMIBC patients are treated;

•
enGene is able to retain commercial rights to detalimogene in the United States and commercialize detalimogene independently, while selectively partnering outside of the United States;
•
enGene is able to execute the “pipeline-in-a-product” development strategy for detalimogene; and
•
enGene is able to utilize the DDX gene delivery platform to develop effective, new agents for the delivery of genetic medicines to mucosal tissues.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	July 31, 2024	October 31, 2023
Assets
Current assets:
Cash and cash equivalents	$257,678	$81,521
Restricted certificate of deposit	75	76
Investment tax credits receivable	241	2,343
Prepaid and other current assets	4,700	1,500
Total current assets	262,694	85,440
Property and equipment, net	1,014	589
Operating lease right of use asset	1,790	—
Other assets	1,381	930
Total assets	$266,879	$86,959
Liabilities, redeemable convertible preferred shares and shareholders’ equity
Current liabilities:
Accounts payable	$2,862	$1,156
Accrued expenses and other current liabilities	8,833	3,539
Operating lease liabilities, current	422	—
Current portion of notes payable	1,341	562
Total current liabilities	13,458	5,257
Note payable, net of current portion	21,612	9,216
Operating lease liabilities, net of current portion	1,480	—
Total liabilities	36,550	14,473
Shareholders’ equity:
Preferred shares, no par value; unlimited shares authorized, no shares issued and outstanding as of July 31, 2024 and October 31, 2023.	—	—
Common shares, no par value; unlimited shares authorized, 44,215,577 and 23,197,976 shares issued and outstanding as of July 31, 2024 and October 31, 2023, respectively.	453,479	259,373
Additional paid-in capital	17,297	13,717
Accumulated other comprehensive loss	(1,016)	(1,016)
Accumulated deficit	(239,431)	(199,588)
Total shareholders’ equity	230,329	72,486
Total liabilities, redeemable convertible preferred shares and shareholders’ equity	$266,879	$86,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	For the three months ended July 31,		For the nine months ended July 31,
	2024	2023	2024	2023
Operating expenses:
Research and development	$11,549	$3,901	$27,042	$10,787
General and administrative	5,210	2,347	17,800	4,831
Total operating expenses	16,759	6,248	44,842	15,618
Loss from operations	16,759	6,248	44,842	15,618
Other (income) expense, net:
Change in fair value of convertible debentures embedded derivative liabilities	—	(435)	—	(753)
Change in fair value of warrant liabilities	—	(5,521)	—	(3,995)
Change in fair value of convertible debentures	—	2,941	—	2,941
Interest income	(3,380)	(394)	(7,389)	(710)
Interest expense	751	1,442	2,042	3,794
Loss on extinguishment of debt	—	—	366	—
Other expense, net	47	439	20	525
Total other (income) expense, net	(2,582)	(1,528)	(4,961)	1,802
Net loss before provision for income taxes	14,177	4,720	39,881	17,420
Provision for (benefit from) income taxes	(29)	—	(38)	—
Net loss and comprehensive loss	$14,148	$4,720	$39,843	$17,420
Deemed dividend attributable to redeemable convertible preferred shareholders	—	1,273	—	3,726
Net loss attributable to common shareholders, basic and diluted	$14,148	$5,993	$39,843	$21,146

Net loss per share of common shares, basic and diluted (retrospectively restated to reflect Reverse Recapitalization – see Note 1 and Note 3)	$0.32	$8.55	$1.12	$30.77
Weighted-average common shares outstanding, basic and diluted (retrospectively restated to reflect Reverse Recapitalization – see Note 1 and Note 3)	44,168,986	701,323	35,564,767	687,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Class A Redeemable Convertible Preferred Shares*		Class B Redeemable Convertible Preferred Shares*		Class C Redeemable Convertible Preferred Shares*		Common Shares*		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at October 31, 2022	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	665,767	$16,390	$7,683	$(1,016)	$(99,671)	$(76,614)
Exercise of stock options	—	—	—	—	—	—	1,804	6	(6)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	20	—	—	20
Net loss	—	—	—	—	—	—	—	—	—	—	(7,418)	(7,418)
Balance at January 31, 2023	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	667,571	$16,396	$7,697	$(1,016)	$(107,089)	$(84,012)
Exercise of stock options	—	—	—	—	—	—	18,258	27	(10)	—	—	17
Issuance of common shares upon cashless exercise of options	—	—	—	—	—	—	15,494	11	(11)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	—	—	—	—	(5,282)	(5,282)
Balance at April 30, 2023	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	701,323	$16,434	$7,715	$(1,016)	$(112,371)	$(89,238)
Stock-based compensation expense	—	—	—	—	—	—	—	—	37	—	—	37
Net loss	—	—	—	—	—	—	—	—	—	—	(4,720)	(4,720)
Balance at July 31, 2023	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	701,323	$16,434	$7,752	$(1,016)	$(117,091)	$(93,921)

	Class A Redeemable Convertible Preferred Shares*		Class B Redeemable Convertible Preferred Shares*		Class C Redeemable Convertible Preferred Shares*			Common Shares*		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2023	—	—	—	—	—	—		23,197,976	$259,373	$13,717	$(1,016)	$(199,588)	$72,486
Share-based compensation	—	—	—	—	—	—		—	—	291	—	—	291
Issuance of warrants in connection with Amended Term Loan	—	—	—	—	—	—		—	—	319	—	—	319
Net loss	—	—	—	—	—	—		—	—	—	—	(10,711)	(10,711)
Balance at January 31, 2024	—	$—	—	$—	—	$—		23,197,976	$259,373	$14,327	$(1,016)	$(210,299)	$62,385
Exercise of stock options	—	—	—	—	—	—		56,974	207	(156)	—	—	51
Stock-based compensation expense	—	—	—	—	—	—		—	—	1,917	—	—	1,917
Issuance of common shares in connection with PIPE Financing, net of issuance costs	—	—	—	—	—	—		20,000,000	187,614	—	—	—	187,614
Issuance of common shares upon exercise of warrants	—	—	—	—	—	—		520,282	6,114	(131)	—	—	5,983
Issuance of common shares upon cashless exercise of warrants	—	—	—	—	—	—		383,355	97	(97)	—	—	-
Net loss	—	—	—	—	—	—		—	—	—	—	(14,984)	(14,984)
Balance at April 30, 2024	—	$—	—	$—	—	$—		44,158,587	$453,405	$15,860	$(1,016)	$(225,283)	$242,966
Exercise of stock options	—	—	—	—	—	—		56,990	74	(23)	—	—	51
Stock-based compensation expense	—	—	—	—	—	—		—	—	1,460	—	—	1,460
Net loss	—	—	—	—	—	—		—	—	—	—	(14,148)	(14,148)
Balance at July 31, 2024	—	$—	—	$—	—	$—	$-	44,215,577	$453,479	$17,297	$(1,016)	$(239,431)	$230,329

*- The shares have been retrospectively restated to reflect exchange of shares upon the close of the Reverse Recapitalization. See Notes 1 and 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	For the nine months ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,843)	$(17,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	588	2,712
Loss on extinguishment of debt	366	—
Loss on the disposal of property and equipment	22	—
Change in fair value of warrant liabilities	—	(3,995)
Change in fair value of convertible debenture embedded derivative liabilities	—	(753)
Change in fair value of convertible debentures	—	2,941
Debt issuance costs expensed upon issuance of debt recorded at the fair value option	—	924
Non-cash lease expense	114	—
Unrealized foreign currency losses	4	545
Share-based compensation expense	3,668	96
Depreciation of property and equipment	240	126
Changes in operating assets and liabilities:
Investment tax credit receivable	2,101	(1,212)
Prepaid expenses and other assets	(3,651)	(800)
Accounts payable	1,919	968
Accrued expenses and other liabilities	5,765	(2,099)
Lease liabilities	(6)	—
Net cash used in operating activities	(28,713)	(17,967)
Investing activities
Purchases of property and equipment	(687)	(180)
Net cash used in investing activities	(687)	(180)
Financing activities
Proceeds from the 2024 PIPE Financing	200,000	—
Payments of issuance costs associated with the 2024 PIPE Financing	(12,386)	—
Proceeds from exercise of stock options	102	17
Proceeds from exercise of common share warrants	5,983	—
Proceeds from issuance of term loan	22,500	—
Repayments of term loan principal	(9,445)	(384)
Payments of debt issuance costs associated with term loan	(585)	—
Proceeds from issuance of April 2023 Notes	—	38,000
Payment of issuance costs associated with April 2023 Notes	—	(313)
Payment of Reverse Recapitalization and PIPE Financing costs	(613)	(2,014)
Net cash provided by financing activities	205,556	35,306
Effect of exchange rate changes on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	176,157	17,160
Cash and cash equivalents at beginning of period	81,521	20,434
Cash and cash equivalents at end of period	$257,678	$37,594
Supplemental cash flow information:
Cash paid for interest	$1,393	$941
Supplemental non-cash investing and financing activities
Warrant value issued as part of Amended Term Loan	319	1,420
Right of Use Assets obtained in exchange for lease liabilities	1,904	—
Reverse Recapitalization and PIPE Financing transaction costs included within accrued expenses and accounts payable	—	1,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

1.
Description of Business

enGene Holdings Inc. (together with its consolidated subsidiaries “enGene” or the “Company”) formed in connection with the Merger Agreement (as defined below) was incorporated as 14963148 Canada Inc. under the federal laws of Canada on April 24, 2023 and changed its name to enGene Holdings Inc. on May 9, 2023. On October 31, 2023, enGene Holdings Inc. continued from being a corporation incorporated under and governed by the Canada Business Corporations Act to a company continued to and governed by the Business Corporations Act (British Columbia). enGene Inc., its wholly owned subsidiary since October 31, 2023 (now known as “enGene Inc.” or “Old enGene”), is a biopharmaceutical company located in Montreal, Quebec, Canada, and incorporated pursuant to the Canada Business Corporations Act on November 9, 1999.

The Company is a clinical-stage biotechnology company focused on developing genetic medicines to improve the lives of patients, and its head office is located in Montreal, Quebec, Canada. The Company is developing non-viral genetic medicines based on its novel and proprietary dually derived chitosan, or “DDX”, gene delivery platform, which allows localized delivery of multiple gene cargos directly to mucosal tissues and other organs.

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

As an emerging growth entity, the Company has devoted substantially all of its resources since inception to organizing and staffing the Company, raising capital, establishing its intellectual property portfolio, acquiring or discovering product candidates, research and development activities for developing non-viral genetic medicines and other compounds, establishing arrangements with third parties for the manufacture of its product candidates and component materials, and providing general and administrative support for these operations. As a result, the Company has incurred significant operating losses and negative cash flows from operations since its inception and anticipates such losses and negative cash flows will continue for the foreseeable future. The Company has not yet commercialized

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

any product candidates and does not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. The Company will need substantial additional funding to support its continuing operations and pursue its development strategy.

The Company has incurred a net loss of $14.1 million and $39.8 million for the three and nine months ended July 31, 2024, respectively, and negative cash flows from operating activities of $28.7 million for the nine months ended July 31, 2024, and, as of that date, has an accumulated deficit of $239.4 million. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through the 2024 PIPE financing, the Reverse Recapitalization and the PIPE financing conducted by the Company as part of the Reverse Recapitalization (the "PIPE Financing"), debt and convertible debentures, and issuance of redeemable convertible preferred shares and warrants.

The Company’s ability to continue as a going concern depends on its ability to successfully develop and commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding loans. The Company expects that its existing cash and cash equivalents as of July 31, 2024 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements. Effective from the first quarter interim condensed consolidated financial statements, the Company has ceased its disclosure of the existence of a material uncertainty that raised substantial doubt about the Company’s ability to continue as a going concern due to the proceeds received from the 2024 PIPE Financing.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at October 31, 2023 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim financial statements include the accounts of the Company and its wholly owned subsidiaries, enGene, Inc. and enGene USA, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements as of October, 31 2023 and 2022 and for the years ended October 31, 2023, and 2022 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of July 31, 2024, the condensed consolidated statements of operations for the three and nine months ended July 31, 2024 and 2023, the condensed consolidated statement of redeemable convertible preferred shares and shareholders' equity (deficit) for the three and nine months ended July 31, 2024 and 2023, and condensed consolidated statements of cash flows for the nine months ended July 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended July 31, 2024 and 2023 are unaudited. The results for the three and nine months ended July 31, 2024 and 2023, are not necessarily indicative of results to be expected for the year ending October 31, 2024, any other interim periods, or any future year or period.

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The following table summarizes the elements of the net proceeds from the Reverse Recapitalization and PIPE Financing transaction as of October 31, 2023:

Recapitalization
Cash – FEAC’s Trust Account and Cash (net of redemptions and cash paid for FEAC expenses prior to close)	$7,363
Cash – PIPE Financing	56,892
Less transaction costs withheld from cash proceeds on Closing Date	(6,024)
Cash proceeds received from the Reverse Recapitalization and PIPE Financing on Closing Date	$58,231
Less transaction costs previously deferred and netted against proceeds	(5,086)
Net cash proceeds from the Reverse Recapitalization and PIPE Financing	$53,145

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

4.
Fair Value Measurements

The Company did not have any financial assets or liabilities that required fair value measurement on a recurring basis as of July 31, 2024 or October 31, 2023.

During the three and nine months ended July 31, 2024 and during the year ended October 31, 2023, there were no transfers or reclassifications between fair value measure levels of liabilities. The carrying values of all financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

During the three and nine months ended July 31, 2023, and as of July 31, 2023, the Company had the following instruments which were measured at fair value.

April 2023 Notes

The Company elected the fair value option of accounting for the April 2023 Notes (see Note 8). The Company recorded the April 2023 Notes at fair value upon the date of issuance, which was determined to be the total cash proceeds received of $8.0 million. The April 2023 Notes were repaid through the issuance of $8.0 million in aggregate amount of convertible notes and warrants issued as part of the 2023 Financing. No change in fair value was recorded on the April 2023 Notes during the three and nine months ended July 31,

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

2023, given the close proximity between the issuance date of the notes and the repayment date. As of July 31, 2023, the April 2023 Notes were no longer outstanding.

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

The following table provides a summary of the change in the estimated fair value of the Company’s convertible debentures embedded derivative liabilities for three and nine months ended July 31, 2023.

Total
Balance as of October 31, 2022	$3,791
Change in fair value of convertible debenture embedded derivative liabilities	307
Foreign exchange (gain)/loss	5
Balance as of January 31, 2023	4,103
Change in fair value of convertible debenture embedded derivative liabilities	(625)
Foreign exchange (gain)/loss	(4)
Balance as of April 30, 2023	$3,474
Change in fair value of convertible debenture embedded derivative liabilities	(435)
Foreign exchange (gain)/loss	15
Balance as of July 31, 2023	$3,054

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

The following table provides a summary of the change in the estimated fair value of the Company’s warrant liabilities for the three and nine months ended July 31, 2023:

Total
Balance as of October 31, 2022	$11,456
Change in fair value of warrant liabilities	1,185
Foreign exchange (gain)/loss	217
Balance as of January 31, 2023	12,858
Change in fair value of warrant liabilities	341
Foreign exchange (gain)/loss	(196)
Balance as of April 30, 2023	$13,003
Warrant liability recognized upon 2023 Financing	1,420
Change in fair value of warrant liabilities	(5,521)
Foreign exchange (gain)/loss	400
Balance as of July 31, 2023	$9,302

May 2023 Notes

The Company elected the fair value option of accounting for the May 2023 Notes. The Company estimated the fair value of the May 2023 Notes using a probability weighted scenario expected return model. The estimated probability and timing of underlying events within the convertible debentures as well as discount rates, volatility and share prices are inputs used to determine the estimated fair value of the May 2023 Notes. As part of the issuance of the May 2023 Notes, the Company also issued warrants which were determined to be freestanding, liability classified and measured at fair value, as discussed further below. The Company recorded both the May 2023 Notes and warrants issued as part of the 2023 Financing at inception and subsequently at fair value.

The assumptions that the Company used to determine the fair value of the May 2023 Notes as of the issuance date and as of July 31, 2023 are as follows:

	As Of	As Of
	31-Jul-23	Issuance Date
Probability of qualified financing*	75%	60%
Volatility	85%	85%
Class C Preferred Share Price (CAD)	$2.074	$2.074
Liquidity price at conversion of listing event**	$8.42	$8.42
Fair value of common share at conversion of listing event**	$10.25	$10.25
Discount rate	38.70%	40.80%
Expected time to respective scenarios	0.2 years	0.3 years

* The probability represents the cumulated probabilities of conversion at various dates before maturity. The probability includes the probability of a SPAC transaction (which corresponds to a listing event for the 2023 Notes).

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

** The liquidity price at the conversion of a listing event represents the conversion price of the 2023 Notes upon the business combination with FEAC, and the fair value per common share at conversion of a listing event represents the price per share of the Newco upon the business combination with FEAC, as set forth in the business combination agreement.

The Company recorded the May 2023 Notes upon issuance at fair value and will subsequently remeasure the notes to fair value at each reporting period until settled. The following table provides a summary of the change in the estimated fair value of the Company’s 2023 Notes for the three and nine months ended July 31, 2023 as follows:

Total
Balance as of October 31, 2022	$—
Issuance of May 2023 Notes	37,044
Change in fair value of convertible debentures	2,941
Balance as of July 31, 2023	$39,985

5.
Property and Equipment, Net

As of July 31, 2024, and October 31, 2023, property and equipment consisted of the following:

	July 31,	October 31,
	2024	2023
Lab equipment	$1,966	$1,779
Computer equipment	62	269
Computer software	146	70
Office furniture	141	69
Leasehold improvements	226	129
Property and equipment	2,541	2,316
Less: Accumulated depreciation and amortization	1,527	1,727
Property and equipment, net	$1,014	$589

Depreciation and amortization expense related to property and equipment was $82 and $43 for the three months ended July 31, 2024 and 2023, respectively. Depreciation and amortization expense related to property and equipment was $240 and $126 for the nine months ended July 31, 2024 and 2023, respectively.

6.
Accrued Expenses and Other Current Liabilities

As of July 31, 2024, and October 31, 2023, accrued expenses and other current liabilities consisted of the following:

	July 31,	October 31,
	2024	2023
Accrued research and development expenses	$4,875	$759
Professional fees	638	1,708
Employee compensation and related benefits	2,917	814
Accrued income tax payable	—	39
Other	403	219
Total accrued expenses and other current liabilities	$8,833	$3,539

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

7.
License Agreement and Clinical Research Organization

License Agreement – Nature Technology Corporation

On April 10, 2020, the Company entered into a Non-Exclusive License Agreement (the “License Agreement”) with Nature Technology Corporation (“NTC”) whereby the Company licenses certain rights to NanoplasmidTM technology from NTC for commercialization. Under the terms of the License Agreement, NTC granted to the Company and its affiliates a non-exclusive, royalty-bearing, sublicensable license to research, have researched, develop, have developed, make, have made, use, have used, import, have imported, sell, offer to sell, and have sold or offered for sale any product in the defined license field. Unless terminated earlier, the NTC license agreement will continue until no valid claim of any licensed patent exists in any country. The Company can voluntarily terminate the license agreement with prior notice to NTC.

The Company paid NTC an initial, upfront fee of $50 thousand which was recorded as research and development expense upon entering into the License Agreement. Beginning on the first anniversary of the effective date of the License Agreement and on each subsequent anniversary, the Company is required to pay NTC a $50 thousand annual maintenance fee. The Company is also required to make a payment to NTC of $50 thousand upon assigning the License Agreement to a third party.

The License Agreement provides for a one-time payment of $50 thousand for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase I clinical trial or, if there is no Phase I clinical trial, in a Phase II clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a milestone product by the U.S. Food and Drug Administration. The first milestone related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a milestone product, has not yet been achieved as of the period ended July 31, 2024. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the three and nine months ended July 31, 2024 and 2023, the Company incurred $50 thousand and $13 thousand, respectively of expenses related to the annual maintenance fee under the License Agreement, which is recorded within research and development expenses.

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

Old Hercules Warrants

Under the Prior Loan Agreement, the Company agreed to issue to Hercules warrants (the “Old Hercules Warrants”) to purchase a number of shares of Old enGene’s redeemable convertible preferred shares at the exercise price equal to 2.5% of the aggregate amount of the Prior Term Loans that are funded, as such amounts are funded. On the first tranche closing, Old enGene issued a warrant to purchase 84,714 Class C Preferred Shares which were determined to have a fair value of $34 thousand upon issuance. On the second tranche closing, in June 2022, Old enGene issued an additional warrant to purchase 48,978 Class C Preferred Shares which were determined to have a fair value of $23 thousand upon issuance. The fair value of the Old Hercules Warrant values were initially recorded as a discount to the Prior Term Loan principal balance and are being amortized to interest expense using the effective interest method over the life of the Prior Term Loan.

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

The Amended Loan Agreement provides for a term loan facility of up to $50.0 million available in multiple tranches (the "Term Loan”), as follows: (i) an initial term loan advance (the "Tranche 1 Advance”) that was made on the Tranche 1 Advance closing of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Loan Agreement, (ii) subject to the achievement of the specified Interim Milestone (the "Interim Milestone”), which includes no default or

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

event of default, delivery of written notice to the Lenders that the Company has conducted an analysis of interim efficacy of data from the clinical evaluation of detalimogene voraplasmid, or detalimogene, formerly referred to as EG-70, in the Phase 2 clinical study, and satisfaction of certain other conditions precedent, a right of the Company to request that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $7.5 million from the date of achievement of the Interim Milestone through the earlier of (x) 60 days following the achievement of the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time up to and including the Amortization Date (defined below) that the Lenders make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million. The Company is required to pay upon the earlier of January 1, 2028 ( the “Maturity Date”) or payment in full of the Term Loans, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loans (the "End of Term Charge"). The Company is also required to pay on July 1, 2025 or, if earlier, the date the Company prepays the Term Loans, $0.7 million representing the Prior Term Loan End of Term Charge (the Prior Term Loan End of Term Charge and End of Term Charge, collectively the "End of Term Charges").

The Term Loans mature on January 1, 2028, with no option for extension.

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through the "Amortization Date”, which is either: (x) July 1, 2025 or (y) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (z) if the Interim Milestone and certain clinical milestones are achieved and there has been no default, July 1, 2026. After the Amortization Date, the outstanding Term Loans and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The effective interest rate of the Term Loan was 11.84% as of July 31, 2024.

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

The Company accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.4 million as a component within other income and expense in the Company's consolidated statement of operations during the three and nine months ended July 31, 2024, which represented the difference between the reacquisition price of the debt, including fees and the initial fair value of the warrants paid directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

As of July 31, 2024, the Company had borrowed $22.5 million under the Amended Loan Agreement and incurred $2.1 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan.

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

As of July 31, 2024 and October 31, 2023, the carrying value of the term loans consisted of the following:

	July 31, 2024	October 31, 2023
Note payable, including End of Term Charge	$24,596	$10,144
Debt discount, net of accretion	(1,823)	(474)
Accrued interest	180	108
Note payable, net of discount	$22,953	$9,778

As of October 31, 2023, the Company classified $0.6 million of the note payable as current, which represents the principal payments due and amortization of the debt discount between October 31, 2023 and the date the Prior Term Loan was amended in December 2023, as the debt was refinanced on a long-term basis in the subsequent period.

During the three months ended July 31, 2024 and 2023, the Company recognized $0.8 million and $0.5 million of interest expense, respectively, related to the term loans, of which $0.1 million and $0.1 million was related to the amortization of the debt discounts, respectively. During the nine months ended July 31, 2024 and 2023, the Company recognized $2.0 million and $1.4 million of interest expense, respectively, related to the term loans, of which $0.4 million and $0.3 million was related to the amortization of the debt discounts, respectively.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest are as follows as of July 31, 2024:

Note Principal Payments
2024	$—
2025	3,285
2026	8,254
2027	9,047
2028	4,617
Total principal payments, including End of Term Charge	25,203

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of July 31, 2024, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

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

9.
Convertible Debentures

Old enGene had issued convertible debentures to various investors. There was no outstanding principal, accrued interest, and unamortized deferred financing costs of the convertible debentures recorded on the balance sheet as of July 31, 2024 and October 31, 2023, as the convertible debentures were converted and exchanged for common shares of the Company or repaid upon the closing of the Reverse Recapitalization. Refer to Note 3.

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

Upon issuance of the BDC Notes, Old enGene identified embedded derivatives related to the equity conversion features and liquidity event repayment features which required bifurcation as a single compound derivative instrument. Old enGene estimated the fair value of the embedded derivative liabilities upon issuance at $0.2 million. Old enGene remeasured the fair value of the embedded derivatives in effect at each reporting period, with the subsequent changes in the fair value of the derivative being recognized in changes in fair value of derivatives within the Company’s consolidated statements of operations and comprehensive loss. The estimated fair value of the embedded derivative liabilities at July 31, 2023 was $0.2 million, resulting in $0.1 million and $43 thousand recorded in change in fair value of convertible debentures embedded derivative liabilities in the consolidated statement of operations and comprehensive loss for the three and nine months ended July 31, 2023, respectively. Total interest expense, including the amortization of debt discounts, of $62 thousand and $0.2 million was recorded for the three and nine months ended July 31, 2023, respectively. As part of the issuance of the BDC Notes, Old enGene incurred an aggregate of $36 thousand of debt issuance costs of which a portion were recorded as a reduction of the carrying value of the BDC Notes, and a portion was allocated to the embedded derivative liabilities

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

which were expensed as incurred. Upon the close of the Reverse Recapitalization the Company repaid the BDC Note, resulting in full settlement of the note.

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

Upon issuance of the 2022 Notes, Old enGene identified embedded derivatives related to the equity conversion features which required bifurcation as a single compound derivative instrument. Old enGene estimated the fair value of the embedded derivative liabilities upon issuance at $3.5 million. The estimated fair value of the embedded derivative liabilities at July 31, 2023 was $2.8 million, resulting in $0.3 million and $0.7 million recorded in change in fair value of convertible debentures embedded derivative liabilities in the consolidated statement of operations and comprehensive loss for the three and nine months ended July 31, 2023, respectively. Total interest expense, including the amortization of debt discounts, was $0.9 million and $2.2 million was recorded for the three and nine months ended July 31, 2023, respectively. As part of the issuance of the 2022 Notes, the Company incurred an aggregate of $44 thousand of debt issuance costs of which a portion were recorded as a reduction of the carrying value of the 2022 Notes, and a portion was allocated to the embedded derivative liabilities which were expensed as incurred.

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

11.
Common Shares

The Company has an unlimited number of Common Shares authorized for issuance, with no par value. As of July 31, 2024 and October 31, 2023, there were 44,215,577 and 23,197,976 Common Shares outstanding, respectively.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The holders of the Common Shares are entitled to one vote per Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, or the "Board", if any, subject to the preferential dividend rights of preferred shares. Through July 31, 2024, no cash dividends had been declared or paid.

On February 13, 2024, the Company entered into subscription agreements (collectively, the "2024 Subscription Agreements”) with the investors named therein, for the private placement (the "2024 PIPE Financing") of 20,000,000 common shares of the Company, at a price of $10.00 per share. The aggregate gross proceeds from the 2024 PIPE Financing was $200 million, before deducting offering expenses of $12.4 million. The 2024 PIPE Financing closed on February 20, 2024.

Warrants to Purchase Common Shares

As of July 31, 2024 and October 31, 2023, the Company had 8,511,968 and 10,411,641 warrants to purchase Common Shares outstanding, respectively.

Of the warrants to purchase Common Shares outstanding as of July 31, 2024, 8,449,555 have the same terms as the FEAC public warrants issued in connection with FEAC’s IPO, and have an exercise price of $11.50, and are exercisable beginning 30 days after the completion of the Reverse Recapitalization and which will expire on October 31, 2028, or five years after the completion of the Reverse Recapitalization. Through July 31, 2024, 383,355 common shares have been issued as a result of the exercise of 1,379,391 warrants on a cashless basis and 520,282 common shares have been issued through cash exercises of warrants for proceeds totaling $6.0 million.

The number of Common Shares to be issued upon the cashless exercise is equal to the quotient obtained by dividing (x) the product of the number of shares underlying the warrants, multiplied by the excess of the “Fair Market Value” over the warrant exercise price of $11.50 by (y) the Fair Market Value. The Fair Market Value is the volume weighted average price of the shares for the ten (10) trading day period ending on the trading day prior to the date that notice of exercise is received by the Company’s Warrant Agent from the holder or its broker or intermediary. The warrants had a cashless exercise period until such time as the registration statement under the Securities Act with respect to the enGene Common Shares underlying the enGene Warrants was declared effective, which occurred on March 5, 2024. The Company may elect to call in the warrants for redemption if the share price of the Company equals or exceeds $18.00 for any twenty (20) trading days within the thirty (30) trading-day period ending on the third (3rd) trading day prior to the date on which notice of the redemption is given, subject to adjustments as provided in the terms of the warrant agreement.

The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

The additional 62,413 of the warrants to purchase Common Shares outstanding as of July 31, 2024, were issued as part of the Amended Term Loan on December 22, 2023, have an exercise price of $7.21, and are exercisable at any time beginning on December 22, 2023 expiring on December 22, 2030, or seven years from the issuance date. The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

As of July 31, 2024, and October 31, 2023, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under the Company's 2023 Plan (as defined below):

	July 31,	October 31,
	2024	2023
Warrants to purchase Common Shares	8,511,968	10,411,641
Options to purchase Common Shares	5,525,385	2,706,941
Remaining shares reserved for future issuance under the 2023 Plan	2,871,761	2,607,943
Total	16,909,114	15,726,525

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

The Old Plans

Old enGene had an employee share option plan (the “ESOP”) and an equity incentive plan (the “EIP”) (collectively, the “Old Plans”) which was adopted by the Board of Directors, and approved by the shareholders, effective July 5, 2018.

Under the Old Plans, options to purchase non-voting common shares of Old enGene’s shares may be granted to directors, officers, employees, consultants and members of the scientific advisory board. The Old Plans provide for the issuance of stock options up to a maximum of 15% of the aggregate issued and outstanding common shares and non-voting common shares of Old enGene calculated on an as converted and fully diluted basis. The Old Plans were administered by Old enGene’s Board of Directors. Old enGene’s Board of Directors determined the number of options to be granted, the vesting period and the exercise price of new options. It was Old enGene’s policy to establish the exercise price at an amount that approximates the fair value of the underlying shares on the date of grant as determined by Old enGene’s Board of Directors. The options vest in accordance with the vesting terms determined for each grant by Old enGene’s Board of Directors. The vesting terms of Old enGene’s granted stock options with service only conditions are typically 100% vesting immediately upon grant date, or over a three- or four-year service period. Upon the consummation of the Reverse Recapitalization, the Company recognized stock based compensation expense of $0.4 million associated with the acceleration of the vesting for the outstanding awards with service only vesting conditions under the Old Plan. As of July 31, 2024, no unrecognized compensation cost remains for the outstanding awards granted under the Old Plan with service only vesting conditions.

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The number of shares initially reserved for issuance under the 2023 Plan is 2,607,943 Common Shares, plus 2,706,941 common shares subject to the outstanding grants under the Old Plans, and shall automatically increase on January 1 of each calendar year beginning in 2024 by a number of shares equal to the lesser of 1,946,226 Common Shares and such lesser number as may be determined by the Board. The Common Shares authorized under the 2023 Plan increased by 1,946,226 on January 1, 2024. As of July 31, 2024, the total number of Common Shares reserved for issuance under the 2023 Plan is 7,261,110, and there are 2,871,761 shares remaining for issuance.

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

On May 15, 2024, the shareholders of the Company approved changes to the 2023 Plan. The original 2023 Plan contained an evergreen provision (the “Evergreen Provision”) pursuant to which, commencing with the first business day of each calendar year beginning in 2024, the aggregate number of the Company’s Common Shares that could be issued or transferred thereunder (the “Plan Share Reserve”) and the number of Common Shares available for options intended to qualify as incentive stock options (the “ISO Sublimit”) each increased by a number of Common Shares equal to the lesser of (x) 1,946,226 Common Shares and (y) such lesser number of Common Shares as may be determined by the Compensation Committee. Pursuant to the Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan, on May 15, 2024, the Evergreen Provision was amended to provide for annual increases on the first business day of each calendar year of (i) the Plan Share Reserve by such number of Common Shares as equals 5% of the aggregate number of Common Shares outstanding on the final day of the immediately preceding calendar year (or such smaller number of shares as is determined by the compensation committee), and (ii) the ISO Sublimit by the lesser of 2,500,000 Common Shares and the increase in the Plan Share Reserve (or such smaller number of shares may be determined by the compensation committee of the Company’s board of directors).

CEO Inducement Grant

On July 22, 2024, in connection with entering into the employment agreement with the Chief Executive Officer (the “CEO”), the Company granted an inducement equity award consisting of a non-qualified stock option to purchase 1,250,000 of the Company’s common shares (the “CEO Inducement Grant”). The CEO Inducement Grant was an inducement material to the CEO entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4) and was granted outside of the Company’s 2023 Plan. The option awarded has an exercise price of $8.81 per share, which is equal to the closing stock price of the Company on the date of the grant and vest over four years, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal amounts monthly for three years thereafter, subject to continued service. The option has a term of 10 years from the date of the grant. As of July 31, 2024, none of the awards granted under the CEO Inducement Grant have vested, expired, or been forfeited, and all options remain outstanding.

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the three and nine months ended July 31, 2024 and 2023 are summarized below:

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Expected term (in years)	5.51 - 6.08	5.2 - 6.08	5.51- 6.08	5.12 - 6.08
Expected volatility	81.64 - 82.33%	80.02 - 81.48%	78.24 - 82.33%	80.02 - 82.70%
Risk-free interest rate	4.16 - 4.22%	4.29 - 4.35%	4.16 - 4.66%	3.56 - 4.35%
Expected dividend yield	—	—	—	—
Fair value of common shares and exercise price of options (USD)	$ 8.65 - 9.00	$1.06	$ 7.66 - 17.80	$ 0.38 - 1.06
Fair value of common shares and exercise price of options (CAD)	N/A	$0.79	N/A	$ 0.28 - 0.79

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price (USD)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2023	2,706,941	$2.40	8.1	$52,192
Granted	3,025,200	10.44
Exercised	(113,964)	0.89
Forfeited or expired	(92,792)	7.63
Outstanding as of July 31, 2024	5,525,385	$6.67	7.7	$20,720
Vested and exercisable as of July 31, 2024	2,467,941	$2.29	5.1	$17,791
Options unvested as of July 31, 2024	3,057,444	$10.20	9.7	$2,929

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting period.

The weighted-average grant-date fair value per share of share options granted during the three and nine months ended July 31, 2024 was $6.38 and $7.48, respectively. The weighted-average grant date fair value per share of share options granted during the three and nine months ended July 31, 2023 was $0.56 and $0.50, respectively.

Former CEO Modification of Employment Agreement

On February 13, 2024, the Company (through its subsidiary, enGene USA, Inc.) entered into a Transition and Modification Agreement (the "Transition Agreement") with the Company's former Chief Executive Officer, Jason Hanson, which amended and modified the Employment Agreement, dated November 8, 2023, between Mr. Hanson and enGene USA (the “Hanson Employment Agreement”). On July 23, 2024, the Company (through its subsidiary, enGene USA, Inc.) and Mr. Hanson entered into the Amendment to Transition and Modification Agreement (the “TMA Amendment”), which further amended the Hanson Transition Agreement. Under the terms of the Hanson Employment Agreement as amended by the Transition Agreement and TMA Amendment (the “Amended Employment Agreement”) Mr. Hanson is entitled to:

(i)
twelve months of continued health insurance benefits;
(ii)
payment of a 2024 target annual bonus in the amount of $390,000, less applicable taxes and withholdings;
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

The Transition Agreement further provided that, in the event Mr. Hanson were to resign upon the appointment by the Company of a new chief executive officer, Mr. Hanson would be immediately engaged in a consulting role to provide transition services as a Senior Strategic Advisor to the Company for a period of at least six months following the effective date of resignation (the “Consulting Period”) in exchange for a monthly fee of $25,000 for the initial six-month Consulting Period, and $500 per hour thereafter, provided that Mr. Hanson need not devote more than fifteen (15) hours per week to providing such transition services.

Under the Transition Agreement, the 1,216,266 stock option awards issued to Mr. Hanson were modified to allow for an extended exercise period as described above. The modification resulted in an incremental share-based compensation expense of $1.0 million which was recorded upon the effective date of the Transition Agreement.

Pursuant to the Amended Employment Agreement, (a) upon the termination of Mr. Hanson’s employment by the Company without Cause (as defined in the Amended Employment Agreement) or by Mr. Hanson for Good Reason (as defined in the Amended

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Employment Agreement), in addition to the above severance benefits, Mr. Hanson would also have been entitled to 12 months’ base salary continuation or, if such event were to have occurred during a change of control period (as described in the Amended Employment Agreement), 18 months’ base salary continuation.

Mr. Hanson resigned effective as of July 19, 2024 in connection with the Company’s appointment of a new chief executive officer. On July 20, 2024, enGene appointed Ronald H. W. Cooper as Chief Executive Officer of the Company and as director of the Company's Board.

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Research and development	$776	$7	$1,306	$19
General and administrative	684	30	2,362	77
Total share-based compensation expense	$1,460	$37	$3,668	$96

As of July 31, 2024, there was $20.2 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.61 years.

13.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented, retrospectively restated to reflect the exchange of shares upon the close of the Reverse Recapitalization:

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss	$14,148	$4,720	$39,843	$17,420
Deemed dividend attributable to redeemable convertible preferred shareholders	—	1,273	—	3,726
Net loss attributable to common shareholders, basic and diluted	$14,148	$5,993	$39,843	$21,146
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	44,168,986	701,323	35,564,767	687,188
Net loss per common share, basic and diluted	$0.32	$8.55	$1.12	$30.77

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders for the three and nine months ended July 31, 2024 and 2023 because including them would have had an anti-dilutive effect:

	Three and nine months ended July 31,
	2024	2023
Redeemable convertible preferred shares	—	5,983,345
Warrants to purchase redeemable convertible preferred shares	—	3,194,756
Warrants to purchase common shares	8,511,968	—
Options to purchase common shares	5,525,385	2,665,263
Total	14,037,353	11,843,364

14.
Income Taxes

During the three months ended July 31, 2024 and 2023, the Company recorded $29 thousand and zero, respectively, in income tax benefit. During the nine months ended July 31, 2024 and 2023, the Company recorded $38 thousand and zero, respectively, in income tax benefit.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of July 31, 2024, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

During the three and nine months ended July 31, 2024 and 2023, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three months ended July 31,		Nine months ended July 31,
	2024	2023	2024	2023
Lease Cost:
Operating lease cost	117	—	326	—
Variable operating lease cost	—	16	24	47
Short-term operating lease cost	—	105	—	317
Total operating lease cost	117	121	350	364

Maturities of the Company's operating lease liabilities as of July 31, 2024 are as follows:

2024 (remaining)	111
2025	456
2026	468
2027	327
2028	303
Thereafter	1,722
Total	3,387
Less: Interest	(1,485)
Total Lease liability	1,902

16.
Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of July 31, 2024, and October 31, 2023, there were no matters which would have a material impact on the Company’s financial results.

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

17.
Related Party Transactions

There were no related party transactions requiring disclosure during the three months ended July 31, 2024. During the nine months ended July 31, 2024 the Company had the following transactions with related parties:

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

During the three and nine months ended July 31, 2023 the Company had the following transactions with related parties:

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

On May 16, 2023, concurrently with the execution and delivery of the business combination agreement, the Company entered into agreements pursuant to which it issued new convertible indebtedness and warrants (i) for cash in an aggregate principal amount of $30.0 million and (ii) in settlement and extinguishment of the April 2023 Notes for an aggregate amount of $8.0 million, as described in Note 8. The 2023 Financing occurred in two separate issuances, with $28.0 million issued in May 2023 for $20.0 million in cash and $8.0 million in repayment of the April 2023 Notes, and an additional $10.0 million issued in June 2023 for $10.0 million in cash. The 2023 Notes issued as part of the 2023 Financing have an initial maturity date of three years from the closing date and are to accrue interest at 10% per annum, which is payable upon maturity. The 2023 Notes have the same conversion terms as the 2022 Notes (as described in Note 8). Of the $38.0 million of convertible debentures and warrants issued, $8.0 million was issued to existing shareholders of the Company, $20.0 million was issued to Forbion Growth Sponsor FEAC I B.V., and $10 million was issued to Investissement Québec.

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

Overview

Business Overview

enGene is a clinical-stage biotechnology company mainstreaming genetic medicines through the delivery of therapeutics to mucosal tissues and other organs, with the goal of creating new ways to address diseases with high clinical needs. enGene’s lead program is detalimogene voraplasmid, or detalimogene, formerly referred to as EG-70, for patients with non-muscle invasive bladder cancer (NMIBC) with carcinoma in situ (Cis) who are unresponsive or naïve to treatment with Bacillus Calmette-Guérin (BCG) – a disease with a high clinical burden. Detalimogene is being evaluated in an ongoing Phase 2 pivotal study. Detalimogene was developed using enGene’s proprietary Dually Derivatized Oligochitosan (DDX) platform, which enables penetration of mucosal tissues and delivery of a wide range of sizes and types of cargo, including DNA and various forms of RNA.

On June 13, 2024, enGene announced plans to explore additional applications of detalimogene within the bladder by expanding the Phase 2 LEGEND study to include a third cohort targeting high-risk BCG-unresponsive papillary-only NMIBC patients, as well as plans to modify the second cohort to separately analyze responses between BCG-naïve patients and BCG-exposed patients. The planned third cohort of patients with BCG-unresponsive, papillary-only Ta/T1 disease is expected to enroll 50 to 100 patients and to begin enrollment in the fourth quarter of 2024. The planned modification of the second cohort, for which enrollment has been temporarily paused, is designed to allow separate analysis of responses between BCG-naïve patients, and BCG-exposed patients and enGene expects to resume enrollment in both groups in the fourth quarter of 2024. As a result of the prioritization of these potential new indications in bladder cancer, enGene deprioritized pre-clinical development of EG-i08 for cystic fibrosis.

We have never been profitable and have incurred net losses since inception. Our net loss was $14.1 million and $39.8 million for the three and nine months ended July 31, 2024, respectively, and $4.7 million and $17.4 million for the three and nine months ended July 31, 2023, respectively. We expect to continue to incur operating losses for at least the next several years as we advance the ongoing pivotal-stage LEGEND study of detalimogene in BCG-unresponsive NMIBC to completion; execute on our plan to file our Biologics License Application mid-2026; and pursue potential pipeline expansion via additional detalimogene development opportunities and other compounds.

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

As of July 31, 2024, we had $257.7 million in cash and cash equivalents. We believe that our existing cash and cash equivalents as of July 31, 2024 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report on

Form 10-Q. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, and as such there is no assurance that we will be able to do so in the future. Refer to “Liquidity and Capital Resources” section below.

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

Components of Our Results of Operations

Revenue

We do not have any product candidates approved for sale, have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, if ever. If our development efforts for our current lead product candidate, detalimogene or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

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

A significant portion of our research and development costs to date have been third-party costs, which we track on an individual product candidate basis after a clinical product candidate has been identified. Currently, our main clinical product candidate is detalimogene. Our indirect research and development costs are primarily personnel-related costs, facilities and other costs. Employees and infrastructure are not directly tied to any one program and are deployed across our programs. As such, we do not track these costs on a specific program basis. We utilize third party contractors for our research and development activities and CDMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities.

Research and development activities are central to our business model. Currently, the Company’s sole laboratory facility is located in Montreal, Quebec, Canada, and as such, a portion of the Company’s research and development and other operating expenses are incurred in Canada and denominated in the Canadian dollar. We expect that our research and development expenses will continue to increase for the foreseeable future as we progress our ongoing Phase 1/2 clinical trial for detalimogene, continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If detalimogene or any future product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of July 31, 2024 and October 31, 2023, we have recorded a full valuation allowance against our deferred tax assets.

Critical Accounting Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 31, 2023, which was filed with the Securities and Exchange Commission on January 29, 2024. There were no material changes to our critical accounting policies through July 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2023.

Results of Operations

Comparison of the three and nine months ended July 31, 2024 and 2023

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	Change	2024	2023	Change
Operating expenses:
Research and development	$11,549	$3,901	$7,648	$27,042	$10,787	$16,255
General and administrative	5,210	2,347	2,863	17,800	4,831	12,969
Total operating expenses	16,759	6,248	10,511	44,842	15,618	29,224
Loss from operations	16,759	6,248	10,511	44,842	15,618	29,224
Other (income) expense, net:
Change in fair value of convertible debenture embedded derivative liabilities	—	(435)	435	—	(753)	753
Change in fair value of warrant liabilities	—	(5,521)	5,521	—	(3,995)	3,995
Change in fair value of convertible debentures	—	2,941	(2,941)	—	2,941	(2,941)
Interest income	(3,380)	(394)	(2,986)	(7,389)	(710)	(6,679)
Interest expense	751	1,442	(691)	2,042	3,794	(1,752)
Loss on extinguishment of debt	—	—	—	366	—	366
Other expense, net	47	439	(392)	20	525	(505)
Total other (income) expense, net	(2,582)	(1,528)	(1,054)	(4,961)	1,802	(6,763)
Net loss before provision for income tax	14,177	4,720	9,457	39,881	17,420	22,461
Provision for (benefit from) income taxes	(29)	—	(29)	(38)	—	(38)
Net loss	$14,148	$4,720	$9,428	$39,843	$17,420	$22,423

Research and Development expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	Change	2024	2023	Change
Direct expenses:
Detalimogene	$8,750	$1,683	$7,067	$17,917	$5,241	$12,676
Early research and platform expansion	315	394	(79)	667	448	219
Total direct research and development expenses	$9,065	$2,077	$6,988	$18,584	$5,689	$12,895
Indirect expenses:
Personnel related costs	2,281	1,503	778	7,461	4,022	3,439
Unallocated laboratory, facility and other costs	203	321	(118)	997	1,076	(79)
Total indirect research and development expenses	$2,484	$1,824	$660	$8,458	$5,098	$3,360
Total research and development expenses	$11,549	$3,901	7,648	$27,042	$10,787	$16,255

Research and development expenses increased by $7.6 million from $3.9 million for the three months ended July 31, 2023 to $11.5 million for the three months ended July 31, 2024. This increase was attributable to the following:

•
a $7.0 million increase in detalimogene direct expense is a result of our increasing clinical and manufacturing activities to advance our LEGEND study of detalimogene in BCG-unresponsive NMIBC, as well as in preparation for our Biologics License Application submission; and
•
a $0.8 million increase in personnel-related costs as the Company hired a number of key personnel to ramp up its clinical operation, quality, medical affair and manufacturing functions to support our pivotal-stage LEGEND study of detalimogene in BCG-unresponsive NMIBC.

Research and development expenses increased by $16.3 million from $10.8 million for the nine months ended July 31, 2023 to $27.0 million for the nine months ended July 31, 2024. This increase was attributable to the following:

•
a $12.7 million increase in detalimogene direct expense is a result of our increasing clinical and manufacturing activities to advance our LEGEND study of detalimogene in BCG-unresponsive NMIBC, as well as in preparation for our Biologics License Application submission; and
•
a $3.4 million increase in personnel-related costs as the Company hired a number of key personnel to ramp up its clinical operation, quality, medical affair and manufacturing functions to support our pivotal-stage LEGEND study of detalimogene in BCG-unresponsive NMIBC.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three months ended July 31,			Nine months ended July 31,
	2024	2023	Change	2024	2023	Change
Personnel-related expenses	$3,110	$420	$2,690	$7,362	$1,610	$5,752
Professional fees	489	1,201	(712)	4,566	2,200	2,366
Patent maintenance and legal fees	528	654	(126)	3,397	795	2,602
Other expenses	1,083	72	1,011	2,475	226	2,249
Total general and administrative expenses	$5,210	$2,347	$2,863	$17,800	$4,831	$12,969

General and administrative expenses increased by $2.9 million from $2.3 million for the three months ended July 31, 2023 to $5.2 million for the three months ended July 31, 2024. This increase was primarily attributable to the following:

•
a $2.7 million increase in personnel-related expenses driven by the hires of key general and administrative personnel necessary to support the operation of a public company, former CEO transition fees, as well as a $0.6 million increase in stock-based compensation expense; and
•
a $1.0 million increase in other expenses driven by directors and officers insurance expense as a result of operating as a public company; offset by
•
a $0.7 million decrease in professional fees driven by the hiring of internal accounting and finance team and higher costs in 2023 due to higher accounting and finance consulting fees as well as audit related fees to support the SPAC transaction.

General and administrative expenses increased by $13.0 million from $4.8 million for the nine months ended July 31, 2023 to $17.8 million for the nine months ended July 31, 2024 . This increase was primarily attributable to the following:

•
a $5.8 million increase in personnel-related expenses driven by the hires of key general and administrative personnel necessary to support the operation of a public company and former CEO transition fees as well as an increase in stock-based compensation expense of $2.3 million, which includes the former CEO's option modification of $1.0 million;
•
a $2.4 million increase in professional fees driven by third-party accounting and finance consulting as well as audit related fees to support the SPAC transaction, the 2024 PIPE Financing and associated financial reporting requirements as well as the costs to implement the necessary general and administration systems and software applications to support the operation of a public company;
•
a $2.6 million increase in legal fees and patent maintenance driven by support for the SPAC and PIPE Financing transactions and the need to support regulatory reporting and compliance of a public company in both Canada and US jurisdictions; and
•
a $2.2 million increase in other expenses driven by directors and officers insurance expense as a result of operating as a public company.

Other (Income) Expense, Net

Other income increased by approximately $1.1 million from income of $1.5 million for the three months ended July 31, 2023 to income of $2.6 million for the three months ended July 31, 2024, primarily due to a $3.0 million increase in interest income earned in the current period from larger cash balances arising from the 2024 PIPE Financing, and a $0.7 million decrease in interest expense as expense associated with the conversion and repayments of our convertible debentures were no longer applicable to the current period.

Increases were offset by a $3.0 million change in fair value of warrant and convertible debenture liabilities during the three months ended July 31, 2023 as they are no longer applicable to the current period as the associated instruments were settled upon the close of the Reverse Recapitalization.

Other (income) expenses, net increased by approximately $6.8 million from expense of $1.8 million for the nine months ended July 31, 2023 to income of $5.0 million for the nine months ended July 31, 2024, primarily due to a $6.7 million increase in interest income earned in the current period from larger cash balances arising from the 2024 PIPE Financing, a $1.8 million decrease in interest expense as expense associated with the conversion and repayments of our convertible debentures were no longer applicable to the current period, and a $0.5 million decrease in other expense driven by foreign exchange rate differences. Increases were offset by $1.8 million change in fair value of warrant and convertible debenture liabilities during the nine months ended July 31, 2023 as these liabilities are no longer applicable to the current period as the associated instruments were settled upon the close of the Reverse Recapitalization.

Liquidity and Capital Resources

Sources of Liquidity

As of July 31, 2024, we had cash and cash equivalents of approximately $257.7 million. Based on our current operating plans, we expect our cash and cash equivalents as of July 31, 2024 will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q, without giving effect to any potential milestone debt tranches we may be eligible to drawdown further under our debt facility with Hercules Capital. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate further reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

We have incurred losses and have experienced negative operating cash flows for all periods presented. During the three and nine months ended July 31, 2024, we incurred a loss of $14.1 million and $39.8 million, respectively, and used $28.7 million of cash in operations. We will continue to incur research and development and selling, general and administrative expenses and we expect to continue to generate operating losses and negative operating cash flows for the next few years.

Cash Flows

Comparison of the nine months ended July 31, 2024 and 2023

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine months ended July 31,
	2024	2023
Net cash used in operating activities	$(28,713)	$(17,967)
Net cash used in investing activities	(687)	(180)
Net cash provided by financing activities	205,556	35,306
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	$176,157	$17,160

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended July 31, 2024 was $28.7 million and was primarily due to our net loss of $39.8 million, partially offset by adjustments for non-cash charges totaling $5.0 million. Further changes were driven by the receipt of a $2.1 million refundable investment tax credit and a $4.0 million increase in net working capital adjustments.

Net cash used in operating activities for the nine months ended July 31, 2023 was $18.0 million and was primarily due to our net loss of $17.4 million, partially offset by adjustments for non-cash charges totaling $2.6 million. Further changes were driven by a $1.2 million increase in the investment tax credit receivable and a $1.9 million decrease in net working capital adjustments.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the nine months ended July 31, 2024 and 2023 was $0.7 million and $0.2 million, respectively, consisting of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 2024 was $205.6 million, primarily resulting from $200.0 million received from the 2024 PIPE financing, which was partially offset by $12.4 million of issuance costs associated with the 2024 PIPE financing, $22.5 million received from the Term Loan, which was offset by $9.4 million in principal repayments of the Prior Term Loan, $6.0 million from exercise of common share warrants, offset by $0.6 million in debt issuance costs paid as part of the Term Loan, and $0.6 million of SPAC transaction costs paid during the nine months ended July 31, 2024.

Net cash provided by financing activities for the nine months ended July 31, 2023 was $35.3 million, primarily resulting from proceeds of $38.0 million received from the issuance of the April 2023 and May 2023 note and warrant financings, partially offset by the payment of FEAC merger and PIPE financing transaction costs of $2.0 million.

Hercules Loan Agreement

On December 30, 2021, we entered into a Loan and Security Agreement (the “Prior Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or “the Bank” or the “Lender”) for the issuance of a term loan facility of up to an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). The Prior Loan Agreement has remained in place after the consummation of the Reverse Recapitalization, until its amendment and restatement in December 2023, as discussed below. The Prior Loan Agreement provided for (i) an initial term loan advance of $7.0 million, which closed on December 30, 2021, (ii) subject to the achievement of certain Clinical Milestones (the “Clinical Milestone”), a right of the Company to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $4.0 million from the achievement of the Clinical Milestone through June 15, 2022, which was drawn in June 2022, and (iii) subject to the achievement of certain financial milestones (the “Financial Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $9.0 million from achievement of the Financial Milestone through December 15, 2022, which was not achieved. We were required to pay an end of term fee (the “Prior End of Term Charge”) equal to 6.35% of the aggregate principal amount of the Term Loans advances upon repayment. The financing agreement contained negative covenants that, among other things and subject to certain exceptions, could have restricted our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness.

The Prior Term Loan was scheduled to mature on July 1, 2025, with no option for extension (the “Prior Term Loan Maturity Date”).

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

The Amended Loan Agreement provides for a term loan facility of up to $50.0 million available in multiple tranches (the "Term Loan”), as follows: (i) an initial term loan advance (the "Tranche 1 Advance”) that was made on the Hercules Closing Date of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Loan Agreement, (ii) subject to the achievement of the specified interim milestone (the "Interim Milestone”) and satisfaction of certain other conditions precedent, our right to request that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $7.5 million from the achievement of the Interim Milestone through the earlier of (x) 60 days following the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which we may request from time to time up to and including the Amortization Date (defined below) that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $20.0 million. We are required to pay upon the earlier of January 1, 2028 (the “Maturity Date”) or payment in full of the Term Loans, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loans (the "End of Term Charge"). We are also required to pay on July 1, 2025 or, if earlier, the date we prepay the Term Loans, $0.7 million representing the Prior Term Loan End of Term Charge (the Prior Term Loan End of Term Charge and End of Term Charge, collectively the "End of Term Charges").

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

We accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, we recorded a loss of $0.4 million as a component within other income and expense in our consolidated statement of operations during the nine months ended July 31, 2024, which represented the reacquisition price of the debt, including fees and the initial fair value of the warrants to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment. No loss was recorded during the three months ended July 31, 2024.

As of July 31, 2024, we borrowed $22.5 million under the Amended Loan Agreement and incurred $2.1 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan.

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

As of July 31, 2024 and October 31, 2023 the carrying value of the note payable consists of the following:

	July 31,	October 31,
	2024	2023
Note payable, including End of Term Charge	$24,596	$10,144
Debt discount, net of accretion	(1,823)	(474)
Accrued interest	180	108
Note payable, net of discount	$22,953	$9,778

As of October 31, 2023, we classified $0.6 million of the note payable as current, which represents the principal payments due and amortization of the debt discount between October 31, 2023 and the date the Prior Term Loan was amended in December 2023, as the debt was refinanced on a long-term basis in the subsequent period.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest as of July 31, 2024 are as follows:

2024	$—
2025	3,285
2026	8,254
2027	9,047
2028	4,617
Total principal payments, including End of Term Charge	$25,203

The Hercules Term Loan is our only outstanding debt instrument as of July 31, 2024.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of July 31, 2024 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q. We could use our available capital resources sooner than we currently expect. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:

•
the initiation, timing, costs, progress and results of our planned clinical trials of detalimogene;
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

Contractual Obligations and Other Commitments

License Agreement with Nature Technology Corporation

On April 10, 2020, we entered into the License Agreement with NTC pursuant to which NTC granted us a worldwide non-exclusive, royalty-bearing and sublicensable license to certain patents and know-how relating to the Nanoplasmid™ vector backbone that is used in detalimogene voraplasmid to research, develop, make, use, import, sell and offer and sell, any gene and cell therapy products incorporating the Nanoplasmid™ vector backbone (excluding any such products in the field of dermatology). Unless terminated earlier, the License Agreement will continue until no valid claim of any licensed patent exists in any country. We can voluntarily terminate the License Agreement with prior notice to NTC.

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

The Company does not have material capital expenditure commitments as of July 31, 2024.

Former CEO Transition Agreement

On February 13, 2024, the Company (through its subsidiary, enGene USA, Inc.) entered into a Transition and Modification Agreement (the "Transition Agreement") with the Company's former Chief Executive Officer, Jason Hanson, which amended and modified the Employment Agreement, dated November 8, 2023, between Mr. Hanson and enGene USA (the “Hanson Employment Agreement”). On July 23, 2024, the Company (through its subsidiary, enGene USA, Inc.) and Mr. Hanson entered into the Amendment to Transition and Modification Agreement (the “TMA Amendment”), which further amended the Hanson Transition Agreement. Under the terms of the Hanson Employment Agreement as amended by the Transition Agreement and TMA Amendment (the “Amended Employment Agreement”) Mr. Hanson is entitled to:

(i)
twelve months of continued health insurance benefits;
(ii)
payment of a 2024 target annual bonus in the amount of $390,000, less applicable taxes and withholdings;
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

Pursuant to the Amended Employment Agreement, (a) upon the termination of Mr. Hanson’s employment by the Company without Cause (as defined in the Amended Employment Agreement) or by Mr. Hanson for Good Reason (as defined in the Amended Employment Agreement), in addition to the above severance benefits, Mr. Hanson would also have been entitled to 12 months’ base salary continuation or, if such event were to have occurred during a change of control period (as described in the Amended Employment Agreement), 18 months’ base salary continuation

The Transition Agreement further provided that, in the event Mr. Hanson were to resign upon the appointment by the Company of a new chief executive officer, Mr. Hanson would be immediately engaged in a consulting role to provide transition services as a Senior Strategic Advisor to the Company for a period of at least six months following the effective date of resignation (the “Consulting

Period”) in exchange for a monthly fee of $25,000 for the initial six-month Consulting Period, and $500 per hour thereafter, provided that Mr. Hanson need not devote more than fifteen (15) hours per week to providing such transition services.

Under the Transition Agreement, the 1,216,266 stock option awards issued to Mr. Hanson were modified to allow for an extended exercise period as described above. The modification resulted in an incremental share-based compensation expense of $1.0 million which was recorded upon the effective date of the Transition Agreement.

Mr. Hanson’s resignation was effective as of July 19, 2024 in connection with the Company’s appointment of a new chief executive officer. On July 20, 2024, enGene appointed Ronald H. W. Cooper as Chief Executive Officer of the Company and as director of the Company's Board.

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

Outstanding Share Data

As of September 6, 2024, we had 44,215,577 Common Shares issued and outstanding, outstanding warrants to purchase an additional 8,449,555 Common Shares and outstanding stock options to purchase an additional 5,525,385 Common Shares. The warrants amount listed in the foregoing sentence excludes the Hercules Common Share Warrants described above under “Liquidity and Capital Resources—Cash Flows—Amended Loan and Security Agreement”.

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

Credit Risk

Our primary exposure to credit risk is through financial instruments and consist primarily of cash and cash equivalents. We regularly maintain deposits in accredited financial institutions in excess of federally insured limits. As of July 31, 2024, we held cash deposits in Canada at the National Bank of Canada, or NBC in excess of CDIC insured limits, and in the United States at Silicon Valley Bank, or SVB, in excess of FDIC insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. No losses have been incurred by us on material deposits that were held at SVB to date.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of July 31, 2024. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures.

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

Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that, as of July 31, 2024, the Company did not have effective disclosure controls and procedures designed and implemented as of that date due to the material weakness previously identified which has not yet been remediated.

Changes in Internal Control over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted below with a “*” have been newly added or materially updated from our 2023 Annual Report on Form 10-K.

*We depend on our executive team, and if we do not successfully manage the previously announced transition of our Chief Executive Officer and the transition of our Chief Medical Officer, or if we lose one or more of our executive officers or key employees or are unable to attract and retain highly skilled employees, such risks could harm our business.

Our success depends largely upon the continued service of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. In February 2024, we announced the planned transition of our former Chief Executive Officer, Jason Hanson. On July 20, 2024, we appointed Ronald Cooper as our new Chief Executive Officer and Mr. Hanson transitioned to a consulting role as Senior Strategic Advisor for a minimum of six months. In addition, we also promoted Dr. Raj Pruthi to replace our Chief Medical Officer, Dr. Richard Bryce, on July 20, 2024. Leadership transitions can be difficult to manage and inherently cause some loss of institutional knowledge, which can negatively affect strategy and operation execution. An inadequate transition has the potential to negatively impact our operations and relationships with employees, investors and other third parties due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, increased turnover and increased difficulty attracting and retaining key executives and employees. If we are unable to effectively manage such transitions or we have any future transition or loss of the services of any of our executives or highly skilled technical and managerial personnel, it could have a disruptive impact on our ability to implement our business strategy and to meet our financial and operational goals, and as a result our strategic plans may be adversely impacted, as well as our financial performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cashless Warrant Exercises

Through July 31, 2024, 1,379,391 of the Company’s public Warrants were exercised by investors on a cashless basis, with such cashless Warrant exercises resulting in the issuance of 383,355 Common Shares.

The sales of the securities described above were exempt from the registration requirements of the Securities Act in reliance on the exemption afforded by Section 3(a)(9) of the Securities Act. No sales involved underwriters, underwriting discounts or commissions or public offerings of securities of the Registrant.

Item 3. Defaults Upon Senior Securities.

Omitted.

Item 4. Mine Safety Disclosures.

Omitted.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended July 31, 2024, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

10.1†

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Ronald H. W. Cooper. (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).

10.2†

Amendment to Transition and Modification Agreement, dated July 23, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).

10.3*†	Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Raj Pruthi.
10.4*†	Transition Services Agreement and General Release, dated July 16, 2024, by and between enGene USA, Inc. and Richard Bryce.
10.5*†	Inducement Grant Agreement, dated July 22, 2024, by and between enGene Holdings Inc. and Ronald H. W. Cooper.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enGene Holdings Inc.

Date: September 10, 2024	By:	/s/ Ronald H.W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer

Date: September 10, 2024	By:	/s/ Ryan Daws
Name: Ryan Daws
Title: Chief Financial Officer