Form 10-K
period 2024-10-31
enGene Holdings Inc.
filed 2024-12-19
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the closing price of the Common Shares on The Nasdaq Stock Market LLC on April 30, 2024 was $533,605,876.

The number of the registrant’s million Common Shares outstanding as of December 16, 2024 was 50,976,676.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of enGene Holdings Inc. to be filed for its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm Id: 85 Auditor Name: KPMG LLP Auditor Location: Montreal, Canada

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) may constitute “forward-looking statements” within the meaning of U.S. securities laws and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). enGene’s forward-looking statements include, but are not limited to, statements regarding enGene’s management teams’ expectations, hopes, beliefs, intentions, goals or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•
our financial performance, including financial projections and business metrics and any underlying assumptions thereunder;
•
our ability to maintain the listing of the Company’s common shares (“Common Shares”) and warrants to purchase Common Shares (“Warrants”) on The Nasdaq Global Market (“Nasdaq”) or another national securities exchange;
•
our success in recruiting and retaining, or changes required in, officers, key personnel or directors;
•
our plans and ability to execute product development, manufacturing process development, preclinical and clinical development efforts successfully and on anticipated timelines;
•
our ability to design, initiate and successfully complete clinical trials and other studies for detalimogene voraplasmid, or detalimogene, formerly referred to as EG-70, and any other product candidates we develop and our plans and expectations regarding our ongoing or planned clinical trials;
•
the impacts and outcomes of our later-stage and pivotal clinical trials and their influence on obtaining the U.S. Food and Drug Administration (the “FDA”) or comparable foreign regulatory approval to market detalimogene or any future product candidates;
•
our plans and ability to seek, obtain and maintain marketing approval from the FDA and other regulatory authorities, including the European Medicines Agency (the “EMA”), for detalimogene or any other product candidates we develop;
•
our plans and ability to commercialize detalimogene or any other product candidates we develop, if approved by applicable regulatory authorities;
•
the degree of market acceptance of detalimogene or any other product candidates we develop, if approved, and the availability of third-party coverage and reimbursement;
•
the ability of our external contract manufacturers to support the manufacturing, release testing, stability analysis, clinical labeling and packaging of detalimogene or any other product candidates that we develop;
•
our future financial performance and the sufficiency of our cash and cash equivalents to fund our operations;
•
our ability to obtain additional funding on a timely basis;
•
our ability to effectively manage the transition of executive-level roles to new leaders, and to attract and retain key executives and employees;
•
the outcome of any known and unknown litigation and regulatory proceedings, including any legal proceedings that may be instituted against us or any of our directors or officers; and
•
our ability to implement and maintain effective internal controls.

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:

•
we are able to recruit and retain qualified scientific and management personnel, establish clinical trial sites and patient registration for clinical trials and acquire technologies complementary to, or necessary for, detalimogene or any other programs;
•
we are able to enroll, in a timely manner, a sufficient number of patients in each cohort of the Phase 2 LEGEND trial to assess the efficacy and safety of detalimogene including, the pivotal cohort, the cohort with the BCG-naïve patient population, the BCG-exposed patient population and the BCG-unresponsive, papillary-only Ta/T1 disease;
•
we are able to file our planned Biologics License Application in mid-2026 with the FDA for approval to market detalimogene in the United States as a monotherapy to treat BCG-unresponsive NMIBC with CIS;

•
detalimogene’s product profile can be integrated seamlessly into community urology clinics where the vast majority of NMIBC patients are treated;
•
we are able to retain commercial rights to detalimogene in the United States and commercialize detalimogene independently, while selectively partnering outside of the United States;
•
we are able to execute the “pipeline-in-a-product” development strategy for detalimogene; and
•
we are able to utilize the DDX gene delivery platform to develop effective, new product candidates for the delivery of genetic medicines to mucosal tissues.

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward-looking statements contained in this Annual Report are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors” in this Annual Report), could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

•
risks applicable to our business, including the heavy dependence on the success of detalimogene and the extensive regulation of all aspects of our business, competition from other existing or newly developed products and treatments;
•
risks associated with the protection of intellectual property, our ability to raise additional capital to fund our product development activity, and our ability to maintain key relationships and to attract and retain talented personnel;
•
the possibility that we may be adversely affected by changes in domestic and foreign business, market, financial, political, geopolitical, legal conditions and laws and regulations;
•
the risk that any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect our business; or
•
other risks and uncertainties set forth in the section entitled “Risk Factors” in this Annual Report.

In addition, statements that “we believe” and similar statements reflect beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

RISK FACTORS SUMMARY

Our business is subject to a number of risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. The principal risks and uncertainties affecting our business includes, among other the following:

Risks Related to Our Business

•
We depend heavily on the success of our lead product candidate, detalimogene voraplasmid, or detalimogene, formerly known as EG-70, which is currently in a clinical trial. Our clinical trial of detalimogene may not be successful. If we are unable to successfully develop, obtain regulatory approval for, and commercialize detalimogene, or experience significant delays in doing so, our business will be materially harmed.
•
We expect to make significant investments in our continued research and development of detalimogene and other new product candidates, genetic medicines and services we may develop, which, if not successful, would limit our ability to achieve or sustain profitability in the future.
•
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the foreseeable future.
•
The estimates of market sizes and forecasts of market growth for the potential demand of our detalimogene product and any other product candidates we develop are based on a number of assumptions and may prove to be inaccurate. The actual market may be smaller than we believe, which would adversely affect our business and results of operations.
•
We identified material weaknesses in our internal control over financial reporting and our management has determined that our current internal control over financial reporting is not effective. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may continue to determine that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and the price of our Common Shares.
•
To date, we have not generated any product revenue, have a history of losses and will need to raise additional capital to fund our operations. If we fail to obtain necessary financing, we will not be able to complete the development and commercialization of detalimogene or our other product candidates.
•
We face significant competition from other entities, including biotechnology and pharmaceutical companies, which may result in our competitors discovering, developing or commercializing products before us or more successfully than we do. Our business and results of operations could be adversely affected if we fail to compete effectively.
•
We are focusing our research and development efforts on detalimogene, as well as further development of our genetic medicine platform and other product candidates we may develop. As a result, we may forego or delay pursuit of other genetic medicine technologies or other therapeutic product candidates that provide significant advantages over our platform or product candidates, which could materially harm our business and results of operations.
•
Detalimogene and our genetic medicine platform are based on proven novel technologies, which makes it difficult to predict the time and cost of development and the probability or timing of subsequently obtaining regulatory approval.
•
Development of new therapeutics involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs, fail to replicate the positive results from our earlier preclinical or clinical studies of our product candidates in later preclinical studies or clinical trials or experience delays in completing or ultimately be unable to complete, the development and commercialization of any product candidates, including but not limited to detalimogene.
•
Interim top-line and preliminary data from our clinical trials will change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Although we have conducted the Phase 1 portion of the LEGEND clinical study of detalimogene, we have not as an organization completed later-stage or pivotal clinical trials or submitted a BLA (as defined below), and we may be unable to do so for detalimogene or any future product candidates in a timely manner or at all.
•
Our use of third parties to manufacture, develop and test our therapeutic product candidates for preclinical studies and clinical trials increases the risk that we will not have sufficient quantities of our product candidates or products, or necessary quantities of such materials on time or at an acceptable cost.
•
Detalimogene is complex to manufacture, and the manufacturing process for any other product candidates we develop may be similarly complex or more complex, and we may encounter difficulties in production, particularly with respect to scaling our manufacturing capabilities. If we or any of our third-party manufacturers with whom we contract encounter these types of difficulties, our ability to supply detalimogene or any other product candidates we develop for clinical trials or as products for patients, if approved, could be constrained, delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
•
The market opportunities for detalimogene and any other product candidates we develop may be limited to a small group of patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.
•
We depend on our executive team, and if we do not successfully manage the previously announced transitions of our Chief Executive Officer and other executive officers, or if we lose one or more of our executive officers or key employees or are unable to attract and retain highly skilled employees, such events could harm our business.
•
Our research and development initiatives, manufacturing processes and business depend on our ability to attract and retain highly skilled scientists and other specialized individuals. We may not be able to attract or retain such qualified scientists and other specialized individuals in the future due to the competition for qualified personnel among life science and technology businesses.
•
Nearly all aspects of our activity and our products and services are subject to extensive regulation by various U.S. federal and state agencies and regulatory bodies in non-U.S. jurisdictions, and compliance with existing or future regulations could result in unanticipated expenses or limit our ability to offer our products and services. Regulatory approval is a lengthy, expensive, and inherently unpredictable process with uncertain outcomes and cost and is subject to the potential for substantial delays. We cannot give any assurance whether or when our product candidates will receive regulatory approval, which is necessary before they can be commercialized.
•
We cannot predict whether or when we will obtain regulatory approval to commercialize detalimogene or any other product candidate we may develop in the United States or any other jurisdiction and any such approval may be for a narrower indication than we seek.
•
If we are not able to obtain or if there are delays in obtaining required regulatory approvals for detalimogene or any other product candidates that we may develop, our ability to generate revenue will be adversely affected. Even if we eventually gain approval for detalimogene or any other product candidates, we may be unable to commercialize them.
•
We may not obtain or maintain regulatory approval of detalimogene or other product candidates we develop in all jurisdictions in which such approval may be required or otherwise desirable or beneficial from a business perspective, and failure to do so may have a material adverse effect on our business and results of operations.
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
•
Global economic uncertainty, changes in geopolitical conditions and weakening product demand caused by political instability, changes in trade agreements and disputes, such as armed conflicts between Russia and Ukraine and in the Middle East, and other macroeconomic factors, could adversely affect our business and results of operations.
•
If we are unable to obtain and maintain, enforce and defend patent protection for any product candidates we develop or for our novel genetic medicine platform, or if the scope of the patent protection obtained is not sufficiently broad, our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected.

Risks Related to our Common Shares and Warrants and to Being a Public Company

•
Sales of Common Shares, or the perception of such sales, by us or the Selling Holders in the public market or otherwise could cause the market price for our Common Shares to decline and certain Selling Holders still may receive a significant rate of return.
•
Certain existing securityholders acquired their securities in our Company at prices that may be below the current trading price of such securities, and may experience a positive rate of return based on such current trading price. Future investors in our Company may not experience a similar rate of return.
•
There is no assurance that Warrants will be and/or remain “in the money” prior to their expiration or that the holders of Warrants will elect to exercise any or all of their Warrants for cash; the Warrants may expire worthless.
•
We will continue to incur increased costs as a result of operating as a public company, and the requirements for public companies may strain resources and divert management’s attention.
•
We may be unable to satisfy Nasdaq’s continued listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

PART I

Item 1. Business.

Background

enGene Holdings Inc. (together with its consolidated subsidiaries “enGene” or the “Company”) formed in connection with the Merger Agreement (as defined below), was incorporated as 14963148 Canada Inc. under the federal laws of Canada on April 24, 2023 and changed its name to enGene Holdings Inc. on May 9, 2023. On October 31, 2023, enGene Holdings Inc. continued from being a corporation incorporated under and governed by the Canada Business Corporations Act to a company continued to and governed by the Business Corporations Act (British Columbia).

Forbion European Acquisition Corporation (“FEAC”) was a special purpose acquisition company (“SPAC”), incorporated as a Cayman Island exempted company on August 9, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more business or entities. On October 31, 2023 (the “Closing Date”), the Company, FEAC, and enGene Inc., consummated the merger (the “Reverse Recapitalization” or the “Business Combination”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”).

As a result of the Reverse Recapitalization, the Company became a publicly traded company, and listed its Common Shares and Warrants on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively, commencing trading on November 1, 2023, with Old enGene, a subsidiary of the Company, continuing the existing business operations.

Overview

We are a clinical-stage biotechnology company focused on developing genetic medicines to improve the lives of patients suffering from bladder cancer. We are developing non-viral genetic medicines based on our novel and proprietary dually derived chitosan, or “DDX”, gene delivery platform, which allows localized delivery of complex genetic cargos directly to mucosal tissues and other organs. Our lead product candidate, detalimogene voraplasmid, or detalimogene, formerly known as EG-70, is a therapy designed to generate a local immune reaction in proximity to tumors. We believe this enables the immune system to durably clear the tumor and develop memory to resist recurrence. Because this treatment is designed to work by delivering genetic cargo to the broader tumor tissue environment rather than tumor cells specifically, we believe it has the potential to be widely utilized across tumor types. Currently, we are developing detalimogene as a monotherapy to treat non-muscle invasive bladder cancer (“NMIBC”) with carcinoma in situ (“CIS”) in patients that have been unresponsive to treatment with Bacillus Calmette-Guérin, or “BCG,” or what is referred to as “BCG-unresponsive NMIBC with CIS.” We are also exploring the clinical application of detalimogene to other forms of NMIBC, namely, papillary-only BCG-unresponsive NMIBC (i.e., NMIBC without CIS), as well as BCG-naïve NMIBC patients with CIS and BCG-exposed NMIBC patients with CIS (i.e., patients who have been treated with some BCG but who do not qualify as BCG-unresponsive in accordance with FDA and urology practice guidelines).

In NMIBC, carcinoma in situ, or CIS, is a flat, high-grade tumor that has a high likelihood of invading the deeper layers of the bladder wall. A “high-” or “low-” tumor risk describes the degree to which the tumor pathology appears more likely to grow quickly and invade non-cancerous tissue. NMIBC with CIS is typically initially treated with a solution containing the bacterium BCG that is instilled into the bladder multiple times over the course of several months. Despite this treatment, many of these cancers recur and become unresponsive to additional BCG, allowing the cancer to spread throughout, and deeper into, the bladder often requiring surgical removal of the bladder (this procedure is called a radical cystectomy). We believe patients with BCG-unresponsive NMIBC with CIS are currently underserved with limited FDA-approved treatment options, and that there is a market opportunity for detalimogene as a monotherapy for patients with this condition. While the potential market for detalimogene may not ultimately be limited to these patients, that is our current initial focus in working to bring detalimogene to market.

Within the United States, we estimate that there are approximately 83,000 new patients each year diagnosed with bladder cancer, of which up to 80% present with non-muscle invasive disease. Bladder cancer also poses a long-term management burden with an estimated 730,000 people living with disease. See “— Lead Product Candidate and Pipeline Development — Lead Program: NMIBC Background and Unmet Need” for further information.

Our detalimogene program is currently enrolling patients in a combined Phase 1/2 open-label study with a pivotal cohort, referred to as “LEGEND” (ClinicalTrials.gov identifier NCT04752722). The Phase 2 portion of LEGEND is enrolling three cohorts: cohort 1 is a pivotal cohort enrolling BCG-unresponsive NMIBC patients with CIS; cohort 2 is enrolling BCG-naïve NMIBC patients with CIS (cohort 2a) and BCG-exposed NMIBC patients with CIS (cohort 2b); and cohort 3 is enrolling patients with BCG-unresponsive NMIBC who have papillary disease only (i.e., no CIS). In addition, our preclinical research is focused on expanding the cancer indications that can be treated with detalimogene as well as discovering new opportunities to apply our DDX technology platform to treat other indications with high unmet medical needs.

Our Competitive Strengths

•
Detalimogene Product Candidate Demonstrated Compelling Preliminary Data in Phase 2 of LEGEND — We are developing detalimogene, which has received FDA Fast Track designation, as a monotherapy for patients with BCG-unresponsive NMIBC with CIS who we believe are underserved with limited FDA-approved treatment options. The preliminary data collected from all ongoing Phase 2 LEGEND cohorts (data cutoff date of September 13, 2024) demonstrated that detalimogene was generally well-tolerated across all patients dosed, with no patients experiencing a grade 3, 4 or 5 treatment-related adverse event (“TRAE”) and no drug-related discontinuations. Of the 42 patients in the safety analysis, 20 patients (47.6%) experienced any grade TRAE, 17 patients (40.5%) experienced a Grade 1 TRAE, nine patients experienced a Grade 2 TRAE. The most common TRAEs (≥10%) were dysuria (eight Grade 1; one Grade 2), bladder spasm (four Grade 1; four Grade 2), pollakiuria (five Grade 1; no Grade 2) and fatigue (three Grade 1; two Grade 2). Based on preliminary data corresponding to the September 13, 2024 data cut-off, detalimogene has also demonstrated promising clinical activity in the pivotal Phase 2 portion of the LEGEND study (i.e., cohort 1). More specifically, across 21 patients included in the preliminary data, a 71% complete response rate (CR rate) at any time was observed (15/21), along with a 3-month CR rate of 67% (14/21), a 6-month CR rate of 47%(8/17), and a 6-month Kaplan-Meier CR estimate of 51%.
•
Product Profile Tailored to the Practical Needs of Clinicians and Patients — Genetic medicines and genetic medicine products, such as oncolytic viruses have historically been associated with specific handling or dosing requirements designed for safety reasons to minimize patient, physician, or environmental exposure or risk. These can include use of enhanced personal protective equipment during preparation and administration, required virucidal decontamination of drug product-exposed bodily fluids such as urine after exposure to the genetic medicine product, preparative treatment of tissues with a solvent or wash agent, enhanced refrigeration/cold chain storage requirements, and guidance to avoid close personal contact with the patient during the treatment period. By contrast, we believe detalimogene can be handled in accordance with biosafety level 1 guidelines, should not require the aforementioned precautions in handling or decontamination of fluids or bodily surfaces following dosing when handled in accordance with most institutional or standardized guidelines and has no ultra cold chain on-site storage requirements. We believe these product characteristics, among others, will position detalimogene, if approved, as a preferred choice among both physicians and patients.
•
“Pipeline-in-a-Product” Potential — Through the combined data generated in the LEGEND study and corresponding preclinical studies, we have demonstrated that detalimogene is able to traverse the mucosal barrier and transfect the underlying epithelial tissues, drive expression of multiple cargos in transfected tissues, and simultaneously activate multiple arms of the immune system. We have further demonstrated in preclinical models the potential for expanding detalimogene to treat multiple additional solid tumors.
•
Scalable, Proprietary Manufacturing Process — We developed the DDX platform in-house, and in addition, have developed manufacturing processes to produce detalimogene that we believe are robust, cost- effective, and scalable. These manufacturing processes, which involve incorporation of plasmid DNA with the DDX carrier at a defined concentration and mixing rate using commercially available equipment, are patent-protected and involve proprietary know-how. We also have a global, royalty-bearing, non-exclusive license to use certain patents and know-how relating to a proprietary plasmid DNA backbone for high-yield production and efficient expression of transgene in target tissues. We believe we have scaled up our manufacturing processes to a level that will be able to meet the needs of commercial launch for detalimogene. We believe our manufacturing process is in accordance with current Good Manufacturing Practice (cGMP) and quality system regulations for drugs and biologics.
•
Proprietary “Next-Generation” DDX Platform — We believe our DDX platform has the potential to be the next generation platform that takes genetic medicine beyond rare diseases and into the mainstream of patient care. It has a high degree of payload flexibility, including the ability to conveniently deliver multiple genes (including DNA and RNA) in a single drug product, and has been demonstrated in preclinical animal and in vitro models to effectively induce expression of therapeutic genes in mucosal tissues following delivery to the urinary tract, lung, and gastrointestinal tract, among other organs, all without integration of the genetic cargo into the host’s genomic DNA. We believe products developed using the DDX platform can overcome many of the significant challenges that have historically faced genetic medicine, including immunogenicity, safety concerns, limited efficacy, high cost of goods, lack of commercially viable manufacturing technology, limited ability to effectively target localize diseases, systemic toxicity, and difficulties with effective administration.
•
Experienced Management Team — Our management team has extensive experience across oncology and multiple other therapeutic areas and modalities and is well-equipped to lead our drug development and commercialization efforts.

Our Strategy

•
Focus on advancing our lead product candidate detalimogene through late-stage clinical development and seek regulatory marketing approval in the United States. We are focused on bringing detalimogene to market as a monotherapy for patients with BCG-unresponsive NMIBC with CIS who we believe are currently underserved by the standard-of-care of radical cystectomy, a major surgery that often results in mortality, a reduced quality of life, and other significant negative outcomes. In response to this urgent unmet need, the FDA has issued guidance for the design of clinical studies for development of novel NMIBC treatments, with a goal of encouraging development of alternative treatments to this drastic surgery. We have followed this guidance and discussed our detalimogene development plan with the FDA, and after these discussions, the FDA cleared us to initiate the Phase 2 portion of the LEGEND clinical trial, including the pivotal portion (Cohort 1). In the pivotal Cohort 1, we are evaluating the safety and efficacy of multiple cycles of detalimogene in patients who have BCG-unresponsive NMIBC with CIS. We currently aim to file a Biologics License Application (“BLA”) with the FDA in mid-2026 for approval to market detalimogene in the United States as a monotherapy for BCG-unresponsive NMIBC with CIS, and we believe detalimogene’s product profile will integrate seamlessly into community urology clinics where the vast majority of NMIBC patients are treated.
•
Build a fully integrated company by independently commercializing approved products in indications and key geographies where we believe we can maximize the value of detalimogene and any other product candidates we develop. We currently own all development and commercialization rights for our detalimogene. To bolster our potential return on investment, we currently plan to retain commercial rights to detalimogene in the United States and commercialize detalimogene independently, while selectively partnering outside of the United States, with the goal of leveraging a potential partner’s regional expertise and existing sales force to the extent appropriate.
•
Explore additional clinical applications of detalimogene voraplasmid within high risk NMIBC. Given the persistent high unmet need in high-risk NMIBC outside of the BCG-unresponsive population with CIS, we are enrolling additional cohorts of patients in the Phase 2 LEGEND trial to assess detalimogene in other indications such as BCG-Naïve NMIBC with CIS, BCG-exposed with CIS, and BCG-unresponsive, papillary-only disease.
•
We believe we can potentially develop detalimogene as a treatment for other forms and stages of bladder cancer, including applications within NMIBC and beyond. For example, we have shown in a murine preclinical orthotopic model of locally advanced bladder cancer that i) administration of detalimogene drives profound and durable anti-tumor immunity, and ii) cured mice exhibit resistance to subsequent local or distal re-challenge with bladder tumor cells due to detalimogene’s potentiation of a T-cell mediated response within the adaptive immune system. These preclinical observations support detalimogene’s immunostimulatory mechanism of action and speaks to its potential in more aggressive or advanced diseases where the bladder remains intact, such as locally advanced or metastatic bladder cancer. We further believe that to the extent detalimogene proves to be both safe and effective in more aggressive, high-risk NMIBC populations, it also will have the potential for use in earlier stage low- and intermediate-risk NMIBC populations.
•
Apply our proprietary DDX platform to other mucosal tissues. We believe that our clinical data to date demonstrate the value and the breadth of our DDX platform in delivering genetic medicines to mucosal tissues, especially when combined with our preclinical proof-of-concept studies. We believe this could allow us to use our DDX platform to develop safe and effective new agents beyond detalimogene, thereby unlocking better outcomes for historically difficult-to-treat conditions. Our belief is driven by our DDX platform’s numerous advantages and points of differentiation relative to other approaches to genetic medicine, which we believe will enable us to apply such medicines beyond their traditional tissues of application such as the liver, muscle, and central nervous system. Importantly, we have also developed a streamlined, end-to-end cGMP manufacturing process that we believe can support commercial launch of detalimogene and can be readily applied to new drug products.

Lead Product Candidate and Pipeline Development

Our lead product candidate is detalimogene voraplasmid, which we are developing as a monotherapy for the treatment of NMIBC via the LEGEND study, a multi-cohort Phase 2 open-label study comprised of single-arm cohorts (ClinicalTrials.gov identifier NCT04752722). Cohort 1 of LEGEND, which is enrolling BCG-unresponsive NMIBC patients with CIS, is pivotal, and we plan to incorporate the data from this study in a BLA that we plan to submit following the conclusion of the Phase 2 portion of the Cohort 1. In addition to this pivotal cohort, LEGEND is also enrolling two additional cohorts and three patient groups: cohort 2a is enrolling BCG-naïve NMIBC patients with CIS; cohort 2b is enrolling BCG-exposed NMIBC patients with CIS; and cohort 3 is enrolling patients with BCG-unresponsive NMIBC who have papillary disease only (i.e., no CIS).

The following chart shows the current status of our product development:

Detalimogene voraplasmid

Mechanism of action

Our detalimogene drug product candidate comprises lyophilized nanoparticles, which in turn comprise DNA nanoplasmid encapsulated by a non-viral, DDX polymer-based delivery vehicle. The DDX delivery vehicle, a unique technology proprietary to enGene, consists of a highly derivatized chitosan backbone and includes reversible PEGylation (where PEG stands for polyethylene glycol) to facilitate diffusion through the non-cellular, GAG (glycosaminoglycan) layer in the bladder. The detalimogene drug substance plasmid DNA encodes three distinct genes: a single-chain interleukin-12 protein (IL-12) and two non-protein coding RNA products, eRNA11a and VA1, which collectively stimulate the retinoic acid-inducible gene I (RIG-I) pathway. Together, this combination of RIG-I activation and IL-12 secretion serves to activate both innate and adaptive immunity, creating a pro-inflammatory, tumor-killing environment:

Mechanistically, detalimogene’s dual RIG-I agonists work by initiating a signaling cascade that results in the production of Type I interferons (IFN) and proinflammatory cytokines upon recognizing certain double stranded RNA molecules typically associated with cellular pathogens. This in turn stimulates a potent inflammatory response that results in direct tumor cell killing, cytokine-mediated activation of innate immune cells, and the recruitment and cross-priming of T cells. Detalimogene’s third genetic cargo, IL-12, is an immunomodulatory cytokine that signals primarily through the IL-12 receptor complex, which is expressed on natural killer (NK), NK-T, and activated effector CD4+ and CD8+ T cells. For these cells, receptor engagement of IL-12 enhances cytotoxicity, e.g., by driving T cell proliferation, polarization to a type 1 helper (Th1) phenotype, and interferon-gamma (IFNg) production. In summary, the activation of RIG-I is intended to induce an innate immune response that will trigger T cell recruitment and cross-presentation of tumor antigens to T cells through induction of mediators such as C-X-C motif chemokine ligand 10 (CXCL10) and Type I IFNs, respectively. The expression of the IL-12 protein is intended to synergistically augment the anti-tumor activity of indwelling effector T cells. Together, RIG-I agonism and IL-12 receptor stimulation function in a two-step mechanism to recruit and activate immune cells to the tumor microenvironment (“TME”). Importantly, detalimogene does not need to transfect tumor cells specifically to drive the above effects and can exert its anti-tumor effect by transfecting healthy epithelial cells within the tumor or bladder microenvironment. Importantly, we believe restricting expression of IL-12 to the bladder and tumor microenvironment yields meaningful safety advances. This is important as historically, clinical trials using systemic administration of IL-12 to treat various solid malignancies have resulted in severe dose-limiting toxicities, resulting in a marginal therapeutic window. We believe the clinical data observed to date demonstrate that coupling the potent stimulation of the innate immune system by RIG-I agonism to stimulation of the adaptive immune response by IL-12 provides robust and persistent anti-tumor activity.

Lead Program: NMIBC Background and Unmet Need

Disease Background

Bladder cancer represents a serious, life-threatening condition. Based on data reported through 2020, bladder cancer is expected to result in an estimated 2.7% of all cancer deaths in 2023 while comprising an estimated 4.2% of all new cancer cases according to the National Institute of Health. Overall, according to the American Cancer Society and the National Institute of Health, the chance men will develop this cancer during their life is about 1 in 28; and for women, the chance is about 1 in 91. Fortunately, due to early warning signals such as hematuria (the presence of blood in the urine), many instances of bladder cancer are diagnosed while still localized to the bladder urothelium. These tumors, referred to as non-muscle invasive bladder cancer (NMIBC), represent approximately 80% of newly diagnosed bladder tumors.

Unmet Medical Need

When diagnosed at the non-muscle invasive stage, the goal of treatment is to prevent further tissue invasion (e.g., into the muscle layers of the bladder or beyond), thereby potentially reducing the intensity of needed treatment regimens (e.g., allowing local/intravesical treatment versus systemic/intravenous treatment) and forestalling surgical bladder removal, if indicated. Since the 1970s, the primary therapy for high-risk NMIBC has been intravesical BCG therapy and/or transurethral resection of bladder tumor surgery (TURBT), despite the adverse effects of both treatment approaches. Due to the increased use of BCG in the high-risk, CIS-containing setting and loss of several manufacturers of BCG, supply constraints have resulted in a shortage of the BCG for commercial use. To manage the limited supply available in the United States, as of February 2019, the American Urological Association and their collaborative physician groups have introduced rationing guidelines that limit use of BCG to high-risk NMIBC patients only. This situation is projected to continue late into the current decade and has brought urgency to the unmet medical need for effective intravesical treatments for patients with high grade NMIBC, according to the American Urological Association.

We estimate that there are approximately 83,000 new patients each year diagnosed with bladder cancer in the United States, of which up to 80% are initially diagnosed with NMIBC. Within this group, we estimate approximately 30% present with high-risk NMIBC (where risk level describes the risk of disease progression to muscle invasion), 35% present with intermediate-risk disease, and 35% present with low-risk disease. NMIBC lesions are further characterized as CIS, Ta, and T1 based on their physical attributes. Ta and T1 lesions are papillary urothelial carcinomas which have not yet penetrated the muscle wall of the bladder. These tumor types are not mutually exclusive within the bladder; at any given time, an NMIBC patient can have papillary lesions only, CIS and papillary lesions, or CIS lesions only. In general, while most NMIBC patients respond favorably to treatment (e.g., transurethral resection of bladder tumor surgery (TURBT) and/or treatment with BCG), we estimate that as many as 60% will experience a recurrence within one year, depending on the patient and tumor characteristics. For patients with BCG-unresponsive NMIBC, standard therapy has been radical cystectomy or treatment with systemic therapy, both of which have been associated with significant toxicities and complications, including a lower quality of life, and increased treatment-related morbidity and mortality. No salvage medical or intravesical treatments have been shown to have durable efficacy in BCG-unresponsive NMIBC patients and therefore, there is an unmet medical need for novel non-systemic therapies to treat these patients. This recurrent population represents a population of patients with a need to keep their cancer from becoming invasive while being able to preserve their bladders.

Importantly, we believe that the frequency of newly incident high-risk NMIBC per year does not fully capture the number of patients living with this disease. This is because there are multiple channels through which a patient previously diagnosed with low- or intermediate-risk NMIBC may, through the course of their treatment and disease evolution, ultimately present with high-risk disease. For example, a patient whose tumor was initially diagnosed and treated as low- or intermediate-risk NMIBC may recur as high-risk NMIBC. Similarly, a patient treated for BCG-unresponsive high-risk NMIBC with CIS may recur a second time with another high-risk NMIBC lesion and be eligible for another round of treatment. Thus, we believe that the real-world high-risk NMIBC burden is best understood as a combination of both incident and prevalent disease. Unfortunately, for individuals with BCG-unresponsive NMIBC with CIS, which represents the focus of LEGEND’s pivotal cohort, FDA-approved non-surgical treatment options remain limited.

Study Design

LEGEND is a Phase 1/2, open-label, multicenter, safety and dose-finding study conducted in the United States that is currently enrolling a pivotal Phase 2 study cohort in adult patients with NMIBC with CIS who have failed BCG therapy and who are recommended for radical cystectomy. The study consists of two phases, beginning with a now-completed Dose-Escalation Phase (Phase 1). The key objective for the Phase 1 portion of the study was evaluation of safety and tolerability and selection of a dose for the Phase 2 portion and it was not designed to evaluate efficacy in a statistically meaningful way. While not statistically powered for efficacy, an evaluation of efficacy was a secondary objective, with a Phase 2 study to be conducted at the recommended dose. Eligible BCG-unresponsive NMIBC patients with CIS were enrolled in Phase 1 and patients with these criteria are being enrolled in cohort 1 of Phase 2, which has already begun.

In addition to the pivotal cohort 1, the Phase 2 portion of LEGEND is enrolling two additional cohorts: cohort 2 is enrolling patients with BCG-naïve NMIBC patients with CIS (cohort 2a) and BCG-exposed NMIBC patients with CIS (cohort 2b); and cohort 3 is enrolling patients with BCG-unresponsive NMIBC who have papillary disease only (i.e., no CIS).

Phase 1

The Phase 1 portion of the study was an open-label, multi-dose study designed to evaluate the safety of detalimogene high-risk BCG-unresponsive NMIBC patients with CIS, with or without co-occurring papillary disease to help determine an appropriate dose for the Phase 2 portion of LEGEND. This study enrolled a total of 24 patients across multiple dose groups.

Phase 1 Study Design

All patients in Phase 1 received at least one cycle of treatment with detalimogene. A cycle is 12 weeks or approximately three months in duration, which corresponds to exploratory efficacy endpoint of the Phase 1 study (see below). Those patients who have complete response (CR) or stable disease (SD) at the end of the first three-month treatment cycle may (in association and consultation with their physician) optionally elect to continue receiving treatment for up to a total of four cycles, provided they do not have progressive disease (PD) on evaluation for response at the end of each cycle. Patients who complete cycle 1 and the additional 3 cycles without PD are followed until PD or for approximately 2 years following their End-of-Treatment Visit, whichever occurs first. In general, we use the terminology “3-month,” “6-month,” “9-month,” and “12-month” timepoint to refer to 12-week, 24-week, 36-week, and 48-week timepoints, respectively. We use these terms interchangeably.

Phase 1 Study Endpoints

The primary endpoint of the Phase 1 study was safety (i.e., characterizing the nature, incidence, relatedness and severity of all observed adverse events (“AEs”) and severe adverse events (“SAEs”)), with complete response at 3 months and pharmacodynamics of biomarkers assessed as exploratory endpoints.

Phase 1 Results: Safety

Twenty-four patients received at least one dose of detalimogene in the Phase 1 study, with the total number of treatment-related adverse events (TRAEs) and most commonly reported TRAEs across all 24 patients defined in the table below. The majority (75%) of TRAEs experienced by patients were Grade 1 or 2 and largely consistent with the same events seen with instrumentation, catheterization, and instillation of any intravesical agent. One Grade 3 TRAE was observed in Phase 1. However, on review, it was observed that the patient had a history of renal failure and recurrent obstructive uropathy prior to treatment that was present at screening, and the enrollment criteria for LEGEND were subsequently modified to exclude patients with similar medical history. There was no association between the severity or incidence of AEs and the dose level. In addition, TRAEs were not more frequent or severe in later cycles of dosing. The following table summarizes the Phase 1 safety results.

Phase 1 Results: Efficacy

Efficacy at 3 months was assessed by the standard three criteria evaluation used for NMIBC, namely urinary cytology, cystoscopic appearance (i.e., an inspection with a cystoscope—a thin tube with video camera that is inserted into the bladder), and biopsy results of suspicious areas. Biopsies in the former area of CIS were required even if the appearance was normal. In Phase 1, patients without progressive disease were allowed to electively continue study drug after the 3-month visit. In total, 22 patients were dosed with the study drug and evaluable for efficacy at the 3-month visit. One patient included in evaluations for safety evaluation was excluded from efficacy.

Overall, across all doses, 16 of 22 patients dosed with detalimogene achieved a CR rate at any time of 73%. At the 3-month timepoint, this CR rate was 68% (15 of 22), with 82% (18 of 22) of patients continuing to receive additional doses of the study drug beyond 3 months. The 6-month CR rate across all doses was 45% (10 of 22). Within the dose selected for the pivotal portion of the study, the CR rates at 3 and 6 months were 70% and 60%, respectively, with 90% of patients continuing on the study drug beyond 3 months.

Phase 2 Study

The Phase 2 portion of the study is open-label and is comprised of three independent single arm cohorts of patients. Cohort 1, the pivotal cohort, is enrolling high-risk BCG-unresponsive NMIBC patients with CIS, with or without co-occurring papillary disease. Cohort 2 is enrolling high-risk, BCG-naïve NMIBC patients with CIS (cohort 2a) or high-risk BCG-exposed NMIBC patients with CIS (cohort 2b). Cohort 3 includes high-risk BCG-unresponsive papillary only NMIBC patients. Although the treatment is the same for each cohort, an independent set of analysis will occur for each cohort.

In Phase 2, cycles are 12 weeks in duration and dosing will occur at weeks 1, 2, 5 and 6 of each 12-week cycle. Patients will be administered 800µg/ml intravesically at each dosing.

On September 26, 2024, we announced important amendments to the LEGEND Phase 2 protocol that, when fully implemented, will modify how patients are evaluated and treated at key points in their therapy. The amended LEGEND protocol stipulates that, at the end of the first 12-week cycle, patients will be evaluated as follows: (i) patients with no evidence of high-risk tumor will be classified as being in complete response (CR), will remain on-study, and enter the next 12-week course of therapy; (ii) patients with CIS or high-risk Ta disease or a combination thereof will be classified as not in complete response (non-CR), will remain on-study (to allow their tumors additional time to respond to detalimogene’s immunostimulatory mechanism of action), and will enter the next 12-week course of therapy; and (iii) patients with high-risk T1 (which has a higher risk of progression than CIS or high-risk Ta) or more advanced disease will be classified as non-CR and will not be eligible to continue on-study (and, if appropriate, will be advised to consider radical cystectomy so as to reduce the risk of further disease progression).

For all subsequent evaluation cycles beyond week 12 (e.g., weeks 24, 36, 48, and beyond), the presence of any high-risk tumor in the bladder will render a patient ineligible to continue on-study. More specifically, (i) patients with no evidence of high-risk tumor will be classified as CR, remain on-study, and enter the next 12-week course of therapy, whereas (ii) patients with biopsy-confirmed evidence of CIS, high-risk Ta, or high-risk T1 disease or greater will be classified as non-CR and will discontinue the study. Patients who have continued CR at week 48 will enter a maintenance treatment for up to four 12-week cycles through week 96. Maintenance treatment will consist of 2 instillations per 12-week cycle, administered at week 1 and at week 2. Patients with CR at the end of the 8 cycles (week 96) can choose to continue in maintenance treatment for up to 4 more cycles (through week 144) or enter a follow-up period for quarterly visits (every 12 weeks) through week 144 or until non-response.

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

On September 26, 2024, we shared preliminary data from the first 21 patients who had reached their 12-week evaluation in the ongoing pivotal cohort of the LEGEND study, including 17 patients who were also assessed at six months. The CR rate at any time was 71%, the CR rate at three months was 67% and the CR rate at six months was 47%. The data cutoff date was September 13, 2024.

The overall tolerability profile associated with detalimogene was favorable, and there have been no drug-related discontinuations in the study. Of the 42 patients assessed for safety, inclusive of all Phase 2 cohorts, 20 patients (48%) experienced at least one treatment-related adverse event (TRAE), which were mainly Grade 1/2 in severity. The most common TRAEs (10%) were dysuria, bladder spasm, pollakiuria and fatigue. There were no Grade 4 or Grade 5 TRAEs reported.

Detalimogene voraplasmid: Design and Mechanism of Action

Detalimogene contains a non-integrative plasmid DNA (pDNA) packaged in our proprietary DDX delivery platform that is further combined with the excipient polyethylene glycol-b-poly-L-glutamic acid (PEG-b-PLE), a di-block co-polymer.

The pDNA component of detalimogene encodes the two linked subunits (p40 and p35) of the human (h) IL-12 cytokine. Also encoded within the same plasmid are two RNA products (adenoviral VA RNA1 (VA1) and eRNA11a; annotated together as eRNA41H) that coordinate to activate RIG-I. The dsRNA directly induces the intracellular protein RIG-I, while VA1 is an inhibitor of adenosine deaminase acting on RNA (ADAR), an RNA editing enzyme, and the double-stranded RNA-dependent protein kinase (PKR), a protein translation inhibitor. Together, VA1 and eRNA11a synergistically boost RIG-I activity.

Analysis of intravesical mEG-70 treatment in an orthotopic bladder cancer model

To evaluate the therapeutic benefit of detalimogene voraplasmid preclinically, an orthotopic model of murine bladder cancer was established by implanting syngeneic MB49 urothelial carcinoma cells that stably express luciferase (MB49luc) into murine bladders. Baseline tumor burden was confirmed by bioluminescence using in vivo imaging before two weekly IVI of mEG-70, a murine-reactive surrogate for detalimogene voraplasmid, with the study design captured in the top panel of the figure below. mEG-70 mediated a dose-dependent reduction of pre-existing tumor burden as evidenced by diminished bioluminescent signal on Day 29 of the study. Note in the figure below, the right panel displays individual animals, with the color scale indicating the intensity of the tumor signal, from blue (lowest) to red (highest), and areas without color indicating a lack of tumor. The graph on the left displays the geometric mean across all animals, ± 95% confidence interval.

We further examined the durability of the anti-tumor response by monitoring long-term survival until all mice succumbed to bladder cancer or were deemed cured, which was defined as no evidence of bioluminescent signal with no clinical signs of bladder cancer, including palpable bladder mass and hematuria. Over 90% of mice treated with mEG-70 had durable anti-tumor responses as demonstrated by long-term disease-free survival with no disease relapse during the 100-day monitoring period. In contrast, about 90% of sham-treated animals had succumbed to disease during the same period. We believe these data demonstrate the rapid, robust, and durable anti-tumor effects of mEG-70 in the orthotopic model of bladder cancer.

Long-term effects, immunological memory, and systemic immunity mediated by mEG-70

We believe that the long-term survival benefit and lack of relapse in mEG-70-treated animals suggested that immunological memory may have been established. To further explore this, we examined protective immunity against tumor re-challenge, wherein mEG-70-treated mice with complete disease regression and no relapse (‘mEG-70-cured’) were re-challenged orthotopically with MB49luc cells to assess protection from recurring disease. All mEG-70-cured mice were resistant to tumor recurrence, as shown by negative bioluminescence signal up to 3 weeks after re-challenge. In contrast, indicative of tumor burden, all age-matched naïve controls had positive bioluminescence signal following cell implantation (figure below; bottom panel displays luminescence from each individual animal reflecting tumor burden from luciferase expression with the color scale indicating the intensity of the tumor signal, from blue

(lowest) to red (highest), and areas without color indicating a lack of tumor; top panel reflects geometric means ± 95% confidence interval).

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

Other Bladder Cancer Indications

Our preclinical data package utilizes the MB49 cancer cell line, which, when instilled into the bladder of a mouse, can generate tumors reflective of muscle invasive bladder cancer. We believe that the preclinical data we have gathered using this murine model system, especially the data suggesting mEG-70 drives a potent immune memory effect that renders the host resistant to tumor re-challenge, could potentially support the use of detalimogene in other forms of bladder cancer, such as muscle invasive disease, as well as other forms of NMIBC such as intermediate-risk disease.

Commercialization Strategy

In accordance with our clinical development plan, we are planning to file a BLA for detalimogene for the treatment of NMIBC patients who are BCG-unresponsive with CIS in 2026 based on the expected Phase 2 results from the pivotal cohort of the LEGEND study, if the results are positive. If the FDA grants us marketing approval for detalimogene in the United States, we currently plan to commercialize detalimogene in the United States ourselves. Our current plan is to establish a U.S.-focused sales and marketing organization to coordinate with high-prescribing community urology centers in the United States. As part of our commercialization strategy, our plan is to also establish a specialty urologic medical science liaison team to support scientific exchange with and education of physicians and scientists about detalimogene. To proactively support these efforts, we will seek to continue expanding our relationships with key opinion leaders as well as our trial investigators while expanding physician and patient education about the potential benefits of detalimogene versus alternative therapies. We have not yet determined our commercialization strategy outside of the United States.

The additional cohorts in Phase 2 of the LEGEND study, in which we propose to treat BCG-naïve, BCG-exposed, and papillary-only NMIBC patients, provide further opportunity to demonstrate the potential use of detalimogene in clinical settings with unmet need that have also been affected by critical drug shortages; these cohorts thus represent another important component of our commercialization plan. To the extent that detalimogene shows promise in these patient populations, we will share the results of the study with key opinion leaders and urology community leaders, with the aim of building credibility and support for our therapy and increasing interest in its use among urologists and healthcare providers in FDA-approved indications. We believe the urology community will benefit from detalimogene’s relative ease of use and handling, among other benefits. If supported by the data, we may choose to pursue further trials to support labeling, some of which may be pivotal.

Manufacture and Supply

Detalimogene voraplasmid is a nanoparticle suspension containing the plasmid deoxyribonucleic acid (pDNA) drug substance encapsulated in a proprietary polymer, DDX, and further combined with a custom-manufactured methoxy-poly(ethylene glycol)-block-poly(L-glutamic acid) diblock co-polymer (abbreviated as PEG-b-PLE). DDX and PEG-b-PLE are novel excipients. The drug product is formulated as an aqueous nanoparticle dispersion, filter sterilized, lyophilized to a dry powder, and stored at -20°C.

We do not currently own or operate any manufacturing facilities for the clinical or commercial production of drug product.

We have leveraged our internal expertise and know-how to develop and scale up the manufacturing processes for our proprietary DDX and drug product before transferring them to qualified external contract manufacturers or CMOs. Additionally, we are conducting studies to understand and establish controls for all critical process parameters and critical quality attributes for our drug product. The PEG-b-PLE excipient and pDNA drug substance are custom manufactured and purchased from qualified cGMP manufacturers located in the European Union. All critical excipients, drug substance and drug product are currently manufactured at cGMP-compliant CMOs at a scale that we believe can meet our needs for a commercial launch of detalimogene for the BCG-unresponsive NIMBC indication in the United States following FDA approval.

We believe that our manufacturing processes are robust, cost-effective and scalable. These manufacturing processes are patent-protected and involve significant proprietary know-how. We also have a global, royalty-bearing, non-exclusive license to use certain patents and know-how relating to a proprietary plasmid DNA backbone for high-yield production and efficient expression of transgene in target tissues. Our manufacturing process is in accordance with current Good Manufacturing Practice (cGMP) and quality system regulations for drugs and biologics.

We currently rely on our commercial relationships with independent CMOs to supply our clinical trials. We have performed detailed quality audits in the past and will continue to conduct periodic quality audits of their facilities per existing quality agreements. We believe that our suppliers will be capable of providing sufficient quantities of each component to meet our clinical trial supply needs, as well as our commercial launch within the United States if and when approved by the FDA. We have supply agreements in place with multiple CMOs to support manufacturing, release testing, stability analysis, clinical labeling and packaging of detalimogene for the Phase 2 portion of the LEGEND study. We plan to enter into long term commercial supply agreements with selected qualified CMOs to supply detalimogene in the event that we are granted marketing approval in the United States. Other CMOs may be used in the future for commercial manufacturing.

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

We strive to protect, maintain, enforce and enhance the proprietary technology, inventions and improvements that are commercially material to our business, including by seeking, maintaining and defending our patent rights. We have and are expecting to maintain granted patents, and we continue to file and prosecute patent applications directed to our modified oligomeric chitosan-based nanoparticle gene delivery technology independently or in combination with therapeutic genes in an effort to establish intellectual property positions relating to new compositions of matter and novel treatments of various indications.

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

Patent Portfolio

Our patent portfolio includes composition of matter, method of treatment and manufacturing process protection for our lead product candidate detalimogene. We have taken a multi-tiered approach to our patent strategy, and in doing so we have captured a series of sequential technical developments leading to and incorporated within detalimogene.

•
First, as of October 31, 2024, we own two patent families comprising seven granted U.S. patents, two pending U.S. non-provisional applications, and 85 corresponding granted foreign patents and pending foreign patent applications in jurisdictions including Australia, Brazil, Canada, China, Eurasian Patent Organization, the European Patent Office, Austria, Belgium, Switzerland, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Hungary, Ireland, Italy, Luxembourg, Latvia, Macedonia, Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, Slovakia, Turkey, Israel, India, Japan, Philippines, Republic of Korea, Mexico, New Zealand, Singapore and South Africa with claims directed to the dual-derivatization scheme that constitutes the core of our DDX-based gene delivery platform, including granted and pending composition of matter claims relating to the nature of the hydrophilic polyol used in the dual derivatization scheme, as well as methods of use and treatment. The U.S. and foreign patents directed to this subject matter will expire between 2033 and 2034, absent any applicable patent term extension or patent term adjustment.
•
Second, as of October 31, 2024, we own one patent family comprising one U.S. non-provisional application and 15 corresponding granted foreign patents and pending foreign patent applications pending in jurisdictions including Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore and South Africa with claims directed to the non-covalent, reversible coating of our nanoparticle technology for enhanced delivery, which we have recently developed and incorporated into detalimogene, which enhances transfection and gene expression. The pending claims include compositions of matter and methods of use, and the patents issuing from this patent family, if any, will expire in 2040, absent any applicable patent term extension or patent term adjustment.
•
Third, as of October 31, 2024, we own one patent family comprising one U.S. non-provisional application and 15 corresponding foreign patent applications pending in jurisdictions including Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore and South Africa with claims directed to the unique combination of immunological cargos, IL-12 and RIG-1 agonists, that are delivered in detalimogene, including composition of matter claims relating to alternatives to our RIG-I agonists, as well as methods of using same in the treatment of mucosal cancers. The patents issuing from this patent family, if any, will also expire in 2040, absent any applicable patent term extension or patent term adjustment.
•
Fourth, as of October 31, 2024, we own one patent family comprising one granted U.S. patent, one pending U.S. non-provisional application, and six corresponding granted foreign patents and pending foreign patent applications in jurisdictions including Australia, Canada, China, the European Patent Office, Israel and Japan with claims directed to the use of our chitosan-based nanoparticle gene delivery technology in the treatment of various inflammatory gut disorders. The patents issuing from this patent family will expire in 2037, absent any applicable patent term extension or patent term adjustment. In this patent family, U.S. Patent No. 11,603,398 received a patent term adjustment of 154 days thereby extending the expiry date to at least April 12, 2038.
•
Fifth, as of October 31, 2024, we own one patent family comprising one U.S. non-provisional application and four corresponding foreign patent applications pending in jurisdictions including Australia, Canada, the European Patent Office and Hong Kong with claims directed to the use of our chitosan-based nanoparticle gene delivery technology in the treatment of various lung disorders. The patents issuing from this patent family, if any, will expire in 2041, absent any applicable patent term extension or patent term adjustment.
•
Sixth, as of October 31, 2024, we own one patent family comprising one U.S. non-provisional application and 15 corresponding foreign patent applications pending in jurisdictions including Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore and South Africa with claims directed to the use of detalimogene in the treatment of various metastatic cancers, based on data obtained in one of the cancer models. The patents issuing from this patent family, if any, will expire in 2042, absent any applicable patent term extension or patent term adjustment.
•
Seventh, as of October 31, 2024, we own one patent family comprising two granted U.S. patents and corresponding granted foreign patents in jurisdictions including Australia, the European Patent Office, Belgium, Switzerland, Germany, France, United Kingdom, Ireland, Liechtenstein, Netherlands, Hong Kong, and New Zealand with claims directed to the use of low molecular weight chitosan in oral gene delivery, including composition of matter and method of use claims. The US and foreign patents directed to this subject matter will generally expire in 2027, absent any applicable patent term extension or patent term adjustment. In this patent family, U.S. Patent No. 8,846,102 received a patent term adjustment of 1737 days thereby extending the expiry date to at least December 31, 2031, and U.S. Patent No. 9,404,088 received a patent term adjustment of 736 days thereby extending the expiry date to at least April 4, 2029.

•
Eighth, as of October 31, 2024, we own one patent family comprising three granted U.S. patents and 28 corresponding granted foreign patents in jurisdictions including Australia, Canada, China, the European Patent Office, Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, United Kingdom, Ireland, Iceland, Italy, Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, Hong Kong, Israel, Japan, Republic of Korea, Mexico, India and Singapore with claims directed to certain methods of manufacturing our nanoparticles, including composition of matter, methods of making, and product-by-process claims. The US and foreign patents directed to this subject matter will expire in 2028, absent any applicable patent term extension or patent term adjustment. In this patent family, U.S. Patent No. 8,722,646 received a patent term adjustment of 327 days thereby extending the expiry date to at least August 19, 2029.
•
Finally, we have one pending PCT application directed to the optimized clinical treatment protocol for detalimogene in the treatment of bladder cancer, based on the LEGEND study (NCT04752722). The patents issuing from this patent family, if any, will expire in 2044, absent any applicable patent term extension or patent term adjustment.

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

See “Risk Factors—Risks Related to Our Intellectual Property” for important information about risk related to our intellectual property.

Strategic License Agreement

On April 10, 2020, we entered into a non-exclusive license agreement (the “License Agreement”) with Nature Technology Corporation (“NTC”) pursuant to which NTC granted enGene a worldwide non-exclusive, royalty-bearing and sublicensable license to certain patents and know-how relating to the NanoplasmidTM vector backbone that is used in detalimogene voraplasmid to research, develop, make, use, import, sell and offer to sell, any gene and cell therapy products incorporating the NanoplasmidTM vector backbone (excluding any such products in the field of dermatology). The licensed intellectual property includes 10 patent families (inclusive of all related divisional, continuation, continuation-in part, substitutes, counterparts and/or any foreign equivalents filed in any country within such family) and certain know-how. NTC is solely responsible for the preparation, filing, prosecution, cost and maintenance of all patent applications and patents included in the licensed intellectual property.

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

Under the License Agreement, we are obligated to make annual payments of $50 thousand until the first sale of a product for which a royalty is due and make a payment to NTC of $50 thousand upon assigning the License Agreement to a third-party. We are also required to make a one-time payment of $50 thousand for the first dose of a product covered by a valid claim of a licensed patent (a “Milestone Product”) in the first patient in a Phase 1 clinical trial or, if there is no Phase 1 clinical trial, in a Phase 2 clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a Milestone Product by the FDA. The first milestone related to the first dose of a Milestone Product was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a Milestone Product, has not been achieved as of the year ended October 31, 2024. We are also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by us, our affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the License Agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country. In the event that we or any of our affiliates or sublicensees manufacture any GMP lot of a licensed product, then we or any such affiliate or sublicensee will be obligated to pay NTC an amount per manufactured gram of GMP (or its equivalent) lot of product, which varies based on the volume manufactured. Such manufacturing payment will expire on a product-by-product basis upon receipt of regulatory approval to market a product in any country in the licensed territory. Under the License Agreement, enGene is permitted to sublicense our rights to third parties and we are not required to share any of the license revenue with NTC.

NTC was acquired by Aldevron, LLC in January 2022. The terms of the existing License Agreement described above remained the same.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation of new technologies, fierce competition, and strong defense of intellectual property. While we believe that detalimogene and our knowledge, experience and scientific resources provide us with competitive advantages, we may face competition from pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among other things.

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

Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than products we may develop. In geographic locations that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of other drugs. The key competitive factors affecting the success of any products we may develop are likely to be their efficacy, safety, convenience, price and availability of reimbursement.

There are four FDA-approved products for the treatment of high risk NMIBC patients that are unresponsive to BCG, and multiple companies have drugs in clinical development for such treatment. While many of these products represent a different modality and may not be either intravesical or monotherapy, they may nonetheless compete with us for patient recruitment in clinical trials as well as for commercial sales. Furthermore, to the extent Merck & Co. (“Merck”) or another manufacturer increases the supply of BCG, there may be less demand for alternative treatments such as detalimogene in BCG-naïve or BCG-exposed patients. In addition, there are numerous companies that have commercialized or are developing treatments for NMIBC, including Aura Biosciences, Inc., AstraZeneca, Bristol Meyers Squibb, CG Oncology Inc., Hoffman-La Roche AG (Roche), ImmunityBio Inc., Johnson & Johnson Inc., Merck, Protara Therapeutics, Inc., Pfizer, Inc., and UroGen Pharma, Inc.

Competing products include, among other things, the following FDA-approved products:

•
Adstiladrin® (nadofaragene firadenovec), a non-replicating adenoviral vector-based genetic medicine that is manufactured and marketed by Ferring Pharmaceuticals A/S.
•
Keytruda® (pembrolizumab), a Merck product, for the treatment of patients with high-risk BCG-unresponsive NMIBC with CIS with or without papillary tumors who are ineligible for or have elected not to undergo cystectomy.
•
VALSTAR® (valrubicin), marketed by Endo Pharmaceuticals, an anthracycline topoisomerase inhibitor for intravesical treatment of BCG-refractory CIS of the urinary bladder in patients for whom immediate cystectomy would be associated with unacceptable morbidity or mortality.
•
Anktiva® (nogapendekin alfa inbakicept-pmln), marketed by ImmunityBio, an engineered IL-15 superagonist protein complex that is approved for use in patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors, when administered in combination with BCG.

See “Risk Factors — Risks Related to Our Business — We face significant competition from other biotechnology and pharmaceutical companies, which may result in our competitors discovering, developing or commercializing products before us or more successfully than we do. Our business and results of operations could be adversely affected if we fail to compete effectively” for important information about risks respecting competition.

Regulatory Matters

The development, production, testing, distribution, and marketing of biologics like the ones we are developing are subject to strict regulations by various U.S. federal, state, and local agencies in addition to foreign regulatory authorities. These regulations cover a wide range of aspects, including research, safety, efficacy, labeling, packaging, storage, distribution, and advertising, as well as post-approval monitoring and reporting. Our Company, as well as our vendors, partners, contract research organizations (CROs), and manufacturers, will need to comply with these regulations. To gain approval for our product candidate, we need to comply with the regulatory requirements of various governing agencies, including those related to preclinical and clinical trials, manufacturing, and commercialization. This process requires a significant investment of time and financial resources. In the United States, our focus market, the FDA regulates biologics under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, and other federal, state, and local regulations also apply. Our lead product candidate, detalimogene, is not yet approved for marketing in the United States.

See “Risk Factors — Regulatory Risks” for important information about risks respecting regulatory matters.

To obtain approval for our product candidates for therapeutic use in the United States, we must follow a series of steps regulated by the FDA. This includes conducting preclinical studies in compliance with regulations, meetings with the FDA, submitting an investigational new drug application, or “IND,” to the FDA, obtaining institutional review board, or “IRB,” or ethics committee approval at each clinical trial site, conducting clinical trials in compliance with Good Clinical Practice (“GCP”) requirements, preparing and submitting a BLA accompanied by fees, undergoing FDA pre-approval inspections of manufacturing facilities, and having potential FDA audits of the clinical trial sites. Finally, the FDA will review and approve the BLA and provide any recommendations before the biologic drug can be sold commercially in the United States.

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

After marketing approval, Phase 4 clinical trials, also known as post-approval trials, may be conducted to gain more experience with the product in its intended use and to gather additional safety data. The FDA may require these trials as a condition of approval. The results of clinical trials and safety reports for serious adverse events must be submitted to the FDA annually and within 15 days of the sponsor’s determination. Fatal or life-threatening adverse reactions must be reported within seven days. Along with clinical trials, companies must complete additional animal studies, develop information about the product’s biological characteristics, and establish a commercial manufacturing process that adheres to cGMP requirements. The manufacturing process must consistently produce quality batches of the product, and appropriate packaging and storage conditions must be identified through stability studies.

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

In some cases, the FDA may also request additional information before deciding whether or not to accept the BLA for filing. Within 60 days of receiving a BLA, the FDA must decide whether or not to accept it for filing. This decision may include refusing to file. The FDA begins a comprehensive substantive review of the BLA as soon as the submission is accepted for filing. A BLA is reviewed by the FDA to see, among other things, if the product is safe, pure, and effective, and if the facility where it is manufactured, processed, packaged, or stored satisfies standards designed to guarantee the product’s continued safety, quality, and purity. Under the objectives and policies consented to by the FDA under the Prescription Drug Users Fee Act, or PDUFA, once a BLA has been submitted, the FDA’s goal for novel biological products generally is to review the application within ten months after it accepts the application for filing, or, if the application is granted priority review, six months after the FDA accepts the application for filing. The FDA does not always meet its PDUFA goal dates, and the review process may be extended. For example, the review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional data, analysis or information that the FDA deems a major amendment.

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

If the FDA approves a product, it may impose restrictions, require additional studies, or limit approved indications for use. The FDA can also impose distribution and use restrictions or other risk management mechanisms under a REMS, which may affect the product’s market and profitability. Post-marketing studies or surveillance programs may result in the FDA limiting or preventing further marketing of the product. Changes to the approved product may also require further testing and FDA review and approval.

Expedited drug development and review programs at the FDA

The FDA has programs to speed up the development and review of new drugs and biologics for serious or life-threatening diseases. These programs include Fast Track designation, Breakthrough Therapy designation, priority review, and Accelerated Approval.

A biologic can get Fast Track designation if it is meant to treat a serious or life-threatening disease and has the potential to address unmet medical needs for that disease. This applies to the product and the specific indication for which it is being studied. Fast Track designation allows sponsors to interact more with the FDA during preclinical and clinical development. There is also potential for rolling review, where the FDA can review parts of the BLA on a rolling basis if the sponsor provides a schedule, the FDA accepts the schedule, and the sponsor pays required fees when submitting the first section of the BLA. Our lead product candidate, detalimogene, has been granted Fast Track designation by the FDA. There can be no assurance that detalimogene’s Fast Track designation will lead to a faster development, regulatory review or approval process or increase the likelihood that detalimogene will receive marketing approval.

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

Post-Approval Requirements

The FDA heavily regulates drugs and biologics that are manufactured or distributed with their approval. This includes requirements related to recordkeeping, reporting, and product distribution. Companies must comply with promotion and advertising restrictions and are prohibited from marketing or promoting products for unapproved, off-label uses. Failure to comply with these requirements can result in penalties and liability under the False Claims Act (the “FCA”). Post-approval requirements may include post-market testing and surveillance to assess the product’s safety and effectiveness. Manufacturers and their subcontractors must register with the FDA and undergo periodic inspections for compliance. Changes to the manufacturing process may require FDA approval. Failure to comply can result in legal or regulatory action, and the FDA can withdraw approval if regulatory standards are not maintained. Revisions to approved labeling and other restrictions may also be imposed.

In addition, post approval, a pediatric study is typically required unless a waiver is granted. In the case of detalimogene, due to the rare incidence of bladder cancer in children, we may request a waiver of this requirement.

The consequences of failing to comply with FDA regulations include various restrictions such as limitations on marketing or manufacturing, product recalls, safety alerts, and mandated modifications of promotional materials and labeling. Companies may also face fines, warning letters, untitled letters, or holds on clinical trials and refusal of FDA approvals. The FDA can also take more serious actions such as product seizure or detention, injunctions, or civil or criminal penalties. In addition, companies may face consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs.

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

Biosimilars and Exclusivity

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

Other regulatory considerations for drug products

After a product candidate has been approved or commercialized, its manufacturing, sales, promotion, and other related activities are subject to regulation by various regulatory bodies in the United States. In addition to the FDA, these regulatory authorities may include the Centers for Medicare & Medicaid Services (the “CMS”), other divisions of the Department of Health and Human Services (the “HHS”), the Drug Enforcement Administration (the “DEA”), the Consumer Product Safety Commission, the Federal Trade Commission (the “FTC”), the Occupational Safety & Health Administration, the Environmental Protection Agency, as well as state and local governments and agencies.

Drug coverage and reimbursement

In the United States and many other countries, patients rely on third-party payors to cover part or all of the costs of their treatment. Having sufficient coverage and reimbursement from government healthcare programs and private insurers is critical for the success of new products. The availability of coverage and reimbursement will impact our ability to commercialize our product candidates, and the amount of reimbursement provided may not be enough for us to make a profit. Government authorities and third-party payors determine which medications they will pay for and at what level. New products may not be covered or may have limited coverage, and the reimbursement level may be lower than necessary to cover our costs. The COVID-19 pandemic has also caused uncertainty regarding insurance coverage, as many people have lost their employer-based coverage. The factors that payors consider when determining reimbursement include whether the product is covered by the plan, safe, effective, medically necessary, appropriate for the patient, and cost-effective. Discounts and rebates required by government programs and private payors may reduce the net price for drugs, and there is increasing pressure on drug companies to offer predetermined discounts. We cannot be certain that reimbursement will be available for our products or what the reimbursement level will be, and we may be subject to penalties if we do not report pricing metrics accurately and in a timely manner. We also cannot be certain that if we obtain reimbursement arrangements with payors that such arrangements will not be subject to recoupment actions or overpayment challenges, which can be time consuming and expensive to resolve.

Health care laws and regulations in the United States

Pharmaceutical companies must comply with various healthcare regulations enforced by the federal government and state and foreign authorities where they do business. These regulations limit financial arrangements and relationships involving the research, sale, marketing, and distribution of products authorized for sale. The laws include the federal Anti-Kickback Statute (“AKS”), which prohibits offering or receiving remuneration for referrals or purchases that may be paid under federal and state healthcare programs. The FCA and Civil Monetary Penalties Law prohibit submitting false claims for payment to the government. The federal Health Insurance Portability and Accountability Act of 1996 imposes liability for executing schemes to defraud healthcare benefit programs or falsifying information related to healthcare delivery and payment. The “Sunshine Act” requires manufacturers of reimbursable drugs, devices, biologics, and medical supplies to report physician payments and other transfers of value. The Health Insurance Portability and Accountability Act (“HIPAA”) imposes privacy and security obligations on certain healthcare providers, health plans, and healthcare clearinghouses. Similar state laws may apply to sales and marketing arrangements involving healthcare items or services reimbursed by non-governmental third-party payors, reporting requirements related to financial arrangements with clinicians, and state privacy and security laws governing health information can be different from HIPAA. Noncompliance with these laws can lead to significant penalties, including administrative, civil, and criminal penalties, damages, fines, disgorgement, restructuring of operations, oversight and reporting obligations, and exclusion from participation in federal and state healthcare programs.

Healthcare legislative development

Healthcare payors, whether they are government or private entities, are using more sophisticated methods to control costs, but these methods are not always suitable for new technologies like genetic medicine and treatments for rare diseases. Legislative and regulatory changes to the healthcare system in the United States and many other countries could affect our ability to sell our products profitably. The ACA, which became law in 2010, introduced a range of changes, including subjecting biologic products to competition from lower-cost biosimilars, increasing minimum Medicaid rebates, and imposing new annual fees and taxes on certain branded prescription drugs. The ACA has faced legal and political challenges, and the Biden administration has initiated a special enrollment period and ordered reviews of policies and rules that limit access to healthcare. Other healthcare reform measures may also impact our business. Since the ACA was enacted, other legislative changes have been proposed and adopted in the United States, including spending reductions under the Budget Control Act of 2011 and the Right to Try Act, which provides a federal framework for certain patients to access investigational new drug products. There has also been growing interest in specialty drug pricing practices and efforts to control pharmaceutical and biological product pricing at the federal and state levels, including transparency measures and importation from other countries.

Facilities

Our corporate headquarters are located in Montreal, Canada, where we lease and occupy approximately 10,620 sq. feet of laboratory and office space at 4868 Rue Levy, Montreal, QC H4R 2P1. We also maintain office space in the United States at 200 5th Street Waltham, Massachusetts 02451.

We believe that our current facilities are sufficient for our current needs. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Employees

As of October 31, 2024, we had 57 employees, including 56 full-time employees, 26 of whom were primarily engaged in research and development activities. Of these employees, 21 are based in Canada and 36 in the United States. None of our employees are represented by a labor organization or are party to a collective bargaining arrangement. We consider our relationship with our employees to be excellent.

Legal Proceedings

From time to time, we may be involved in legal proceedings that arise in the regular course of our business. Our management believes that we are not currently involved in any legal proceedings that are likely to have a significant negative effect on our business. However, legal proceedings can negatively affect our business, financial condition, results of operations, and future prospects, regardless of the outcome, due to costs associated with defense and/or settlement, as well as the diversion of management attention and resources, among other factors.

Item 1A. Risk Factors.

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report or our other filings with the U.S. Securities and Exchange Commission (the “SEC”) are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to Our Business

We depend heavily on the success of our lead product candidate, detalimogene voraplasmid, or detalimogene, formerly known as EG-70, which is currently in a clinical trial. Our clinical trial of detalimogene may not be successful. If we are unable to successfully develop, obtain regulatory approval for, and commercialize detalimogene, or experience significant delays in doing so, our business will be materially harmed.

We currently only have one product candidate, detalimogene, in clinical development. We invested and continue to invest a significant portion of our efforts and financial resources in the research and development of detalimogene. Our ability to generate revenues from the sale of drugs that treat bladder cancer and other diseases in humans, which may not occur for several years, if ever, will depend heavily on the successful clinical development, regulatory approval for, and eventual commercialization of detalimogene. This may make an investment in our Company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate. The success of detalimogene will depend on several factors, including:

•
successful initiation and enrollment of clinical trials and completion of clinical trials with favorable results;
•
acceptance of regulatory submissions by the FDA or comparable foreign regulatory authorities for the conduct of clinical trials of detalimogene and of our proposed designs of planned clinical trials of detalimogene, including protocol amendments or other changes we may make to ongoing clinical trials;
•
the frequency and severity of adverse events observed in clinical trials and preclinical studies;
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of detalimogene, and the ability of such CROs and clinical sites to comply with clinical trial protocols, GCPs and other applicable requirements;
•
demonstrating the safety, purity and potency (or efficacy) of detalimogene to the satisfaction of applicable regulatory authorities, including by establishing a safety database of a size satisfactory to regulatory authorities;
•
receipt and maintenance of regulatory approvals from applicable regulatory authorities, including approvals of BLAs from the FDA;
•
maintaining relationships with our third-party CMOs and the CMOs' ability to comply with cGMPs as well as entering into agreements with our third-party CMOs for, or establishing our own, commercial manufacturing capabilities at a cost and scale sufficient to support commercialization;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of detalimogene, if and when approved by the FDA, whether alone or in collaboration with others;
•
obtaining, maintaining, protecting and enforcing patent and any potential trade secret protection or regulatory exclusivity for detalimogene;
•
maintaining an acceptable safety profile of detalimogene following regulatory approval, if any;
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell detalimogene; and
•
acceptance and coverage of our products, if approved, by patients, the medical community and federal healthcare programs and other third-party payors.

If we are unable to develop, obtain regulatory approval for, or if approved, successfully manufacture and commercialize detalimogene, or if we experience delays as a result of any of the above factors or otherwise, our business would be materially harmed.

We expect to make significant investments in our continued research and development of detalimogene and other new product candidates and genetic medicines and services we may develop, which may not be successful, and if they are not successful, we may not be able to achieve or sustain profitability in the future. As an organization, we do not have experience in any such new lines of business, and failure to identify other product candidates and/or execute on the expansion of our business would adversely affect our business and results of operations.

Biotechnology product development is expensive, takes years to complete, and has uncertain outcomes. Failure can occur at any stage of product development. In addition, if we determine that any of our current or future products or services are unlikely to succeed, we may abandon them without any return on our investment. We expect to incur significant expenses to advance our genetic medicine development efforts, which may be unsuccessful. Developing new product candidates, such as detalimogene, is a speculative, risky and highly competitive endeavor. Product candidates that initially show promise may fail to achieve the desired results in development and clinical studies and may ultimately not prove to be safe and effective or meet expectations for clinical utility. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. We may need to alter our offerings in development and repeat clinical studies before we develop a potentially successful product. If, after development, a product appears successful, we will still need to obtain FDA and other regulatory approvals before we can market it. The FDA’s approval pathways are likely to involve significant time, as well as additional research, development and clinical study expenditures. The FDA may not clear, authorize or approve any product we develop. Even if we develop a product that receives regulatory clearance, authorization or approval, we would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the product may never be commercially successful. Additionally, development of any product or service may be disrupted or made less viable by the development or announcement of competing products or services, which could occur at any time. Because of the numerous risks and uncertainties associated with developing product candidates, we are unable to predict whether or when our therapeutics business may successfully commercialize a product candidate.

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the foreseeable future.

We are a clinical-stage biotechnology company and have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through third-party investments in our debt and equity instruments. Our net losses were $55.1 million and $99.9 million for the fiscal years ended October 31, 2024 and October 31, 2023, respectively. As of October 31, 2024, we had an accumulated deficit of $254.7 million. Our lead product candidate, detalimogene, is in clinical trials. Our other programs are in preclinical research. As a result, we expect that it will be several years, if ever, before we have a commercialized product and generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

The estimates of market sizes and forecasts of market growth for the potential demand of our detalimogene and any other product candidates we develop, as provided in this Annual Report and our other public filings and press releases are based on a number of assumptions and may prove to be inaccurate. The actual market may be smaller than we believe, which would adversely affect our business and results of operations.

We estimate total addressable markets and forecasts of market growth for detalimogene and any other product candidates we develop. Our estimates, forecasts and key performance indicators are based on a number of complex assumptions, internal and third-party estimates in published literature, and other business data, including assumptions and estimates relating to our ability to manage operating expenses of, invest in, and develop and generate revenue from detalimogene or any other product candidates we develop in the future. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and metrics. Consequently, our estimates of the total addressable markets and our forecasts of market growth may prove to be incorrect. For example, if the annual total addressable markets or the potential market growth is smaller than we have estimated or if the key business metrics we utilize to forecast commercial opportunities are inaccurate, it may have an adverse effect on our business, financial condition, results of operations and prospects.

We identified material weaknesses in our internal control over financial reporting and our management has determined that our current internal control over financial reporting is not effective. If we are unable to remedy these material weaknesses, or if we fail to establish and maintain effective internal controls, we may be unable to produce timely and accurate financial statements, and we may continue to determine that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and the price of our Common Shares.

Until October 31, 2023, we had been a private company with limited accounting personnel and other resources with which to address internal control over financial reporting. In connection with the preparation and the audit of the consolidated financial statements as of and for the years ended October 31, 2023 and 2022, material weaknesses were identified, as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and by the Public Company Accounting Oversight Board (United States), in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to: (1) lack of formal policies, procedures and controls related to the design of internal controls over financial reporting including risk assessment process and control activities for certain key financial reporting processes;  (2) lack of sufficient accounting and financial reporting personnel to perform appropriate accounting analysis and review procedures; (3) lack of personnel with requisite knowledge and experience in the application of U.S. generally accepted accounting principles (“U.S. GAAP”); (4) general information technology controls that were not designed appropriately (related to access and system changes); and (5) lack of appropriate segregation of duties in the preparation and review of account reconciliations and journal entries. As of October 31, 2024, we have fully remediated material weaknesses 2 and 3 described above, however remediation efforts for material weaknesses 1, 4 and 5 remain ongoing. Accordingly, as of October 31, 2024, our management has concluded that our internal control over financial reporting is not effective. If we are unable to successfully remediate material weaknesses 1, 4 and 5, or if additional material weaknesses are identified, our management may continue to determine that our internal control over financial reporting is not effective, which could adversely impact our investor’s confidence, our ability to raise additional capital, and the price of our Common Shares.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. For example, to maintain and improve the effectiveness of our financial reporting, we have committed significant resources, implemented and strengthened existing reporting processes, trained personnel and provided additional management oversight. We will continue to incur additional costs to remediate these weaknesses, primarily personnel costs and external consulting fees. We cannot assure you that any measures we have taken or may take in the future will be sufficient to remediate identified and outstanding material weaknesses, or to avoid potential future material weaknesses. Our management has performed an evaluation of our internal controls over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, however, an independent registered public accounting firm has never performed an evaluation because no such evaluation is currently required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the Nasdaq listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result. We also could become subject to investigations by the Nasdaq, the SEC or other regulatory authorities. See “Item 9A. Controls and Procedures—Remediation Efforts to Address Material Weakness” of this Annual Report for information related to material weakness remediation and mitigation.

To date, we have not generated any product revenue, have a history of losses and will need to raise additional capital to fund our operations. If we fail to obtain necessary financing, we will not be able to complete the development and commercialization of detalimogene or our other product candidates.

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of October 31, 2024, we had $173.0 million in cash and cash equivalents and $124.9 million in marketable securities. Although we have a detailed current operating plan, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for product development and any approved marketing and commercialization activities. Our funding requirements, both near- and long-term, as well as the timing and amount of our operating expenditures, will depend largely on:

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
•
the cost of resolving intellectual property disputes, including any patent infringement actions that may be brought by third parties in the future against us or our product candidates;
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty revenues, sales or monetization of future revenue streams, marketing or distribution arrangements or other strategic transactions. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. Further, to the extent that we raise additional capital through the sale of our Common Shares or securities convertible or exchangeable into our Common Shares, your ownership interest will be diluted. We are party to the Amended Loan Agreement (as defined herein) with Hercules Capital, Inc. (“Hercules” or the “Lender”), as agent and lender, and several financial institutions. The Amended Loan Agreement subjects us to fixed payment obligations covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hercules Loan Agreement” and “Notes to the Financial Statements—Note 19, Subsequent Events” for additional information on the Hercules Loan Agreement. If we raise additional capital through debt financing, we may be subject to similar or more restrictive conditions than the conditions of the Amended Loan Agreement. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, licensing arrangements, royalty revenues, sales or monetization of future revenue streams, or strategic transactions with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research or development initiatives. Any of the above events could significantly harm our business, financial condition, results of operations and prospects and cause the price of our common shares to decline.

We face significant competition from other entities, including biotechnology and pharmaceutical companies, which may result in our competitors discovering, developing or commercializing products before us or more successfully than we do. Our business and results of operations could be adversely affected if we fail to compete effectively.

The biotechnology and pharmaceutical industries, including the development of non-viral genetic medicines for administration into mucosal tissues as well as the development of novel therapies for bladder cancer and non-muscle invasive bladder cancer, or “NMIBC,” specifically, are characterized by rapid growth, a dynamic landscape of competitive product candidates and a strong reliance on intellectual property. We face competition from a variety of organizations, including larger pharmaceutical companies, specialty biotechnology companies, specialty medical device companies, academic research institutions, governmental agencies, as well as public and private institutions. There are several companies that are currently developing gene-based therapeutics for use in a variety of indications, from cancer (including bladder cancer and NMIBC specifically) to rare disease, to regenerative medicine. There are also companies and institutions developing non-gene based therapies such as, but not limited to, drug/device combinations that may be effective in the clinical indications we choose to pursue and oncology drugs.

DDX is our proprietary carrier for genetic medicines to mucosal tissues and is the foundation for our nanoparticle formulations. We developed DDX and our patented non-viral genetic medicines to penetrate mucus barriers and to deliver genes to mucosal epithelial cells in a way that is re-dosable, scalable, and designed to integrate into existing clinical practice. Our genetic medicine platform’s leading program, detalimogene, is in the area of immuno-oncology. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of indications for which we are developing detalimogene, including NMIBC. Competitors using genetic medicines for mucosal tissues include CG Oncology, Inc. and Ferring Pharmaceuticals Inc, both of which are developing products that will compete directly with detalimogene, if approved. More generally, if detalimogene or any future product candidates that we develop are approved, they will compete with surgery, radiation, and drug therapy, including chemotherapy, BCG, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, antibody-drug conjugates, radiopharmaceuticals, immunotherapy, cell-based therapy, and targeted therapy, or a combination of any such methods, either approved or under development, which are intended to treat the same indications that we are targeting or may target, including through approaches that may prove to be more effective, have fewer side effects, be less costly to manufacture, be more convenient to administer or have other advantages over detalimogene and any future product candidates that we develop. To the extent Merck or another manufacturer increases the supply of BCG, there may be less demand for alternative treatments such as detalimogene, if approved, in earlier lines of treatment for NMIBC. There are numerous companies that have commercialized or are developing treatments for NMIBC that detalimogene will compete with, if approved, including Bristol Meyers Squibb, Gilead Sciences, Inc., Hoffman-La Roche AG (Roche), CG Oncology, Inc., Ferring Pharmaceuticals Inc., ImmunityBio Inc., Johnson & Johnson Inc., Merck, Protara Therapeutics, Inc., Pfizer, Inc., Aura Biosciences Inc., and UroGen Pharma, Inc..

In addition, many of our current or potential competitors, either alone or with their collaboration partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials and marketing approved products than we do. Mergers and acquisitions in the biotechnology and pharmaceutical industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for and participation in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, are more shelf-stable or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, if we successfully enter it at all. The key competitive factors affecting the success of all of our programs, including detalimogene, are likely to be their efficacy, safety, convenience and availability of reimbursement. Competing products could present superior treatment alternatives, including by being more effective, safer, more convenient, less expensive, or marketed and sold more effectively than any products we may develop. Competitive products may make detalimogene or any future product candidates we develop obsolete or noncompetitive before we generate sufficient revenue to recover the expense of their development and commercialization. If we are unable to compete effectively, our opportunity to generate revenue from the sale of detalimogene or any future product candidates we may develop, if approved, could be adversely affected.

If detalimogene or other product candidates that we may develop are approved for the indications for which we are currently conducting or planning clinical trials, they may compete with other products currently under development. We may not be aware of all competitive or potentially competitive products under development by other market participants, and information relating to such products may not be publicly accessible. Competition with other related products currently under development may include competition for clinical trial sites, patient recruitment and product sales. See “Item 1. Business—Competition” for additional information.

The genetic medicine field is relatively new and evolving rapidly. Because of our limited technical, financial and human resources, we are focusing our research and development efforts on detalimogene, as well as further development of our genetic medicine platform and other product candidates we may develop. As a result, we may forego or delay pursuit of other genetic medicine technologies or other therapeutic product candidates that provide significant advantages over our platform or product candidates, which could materially harm our business and results of operations.

Genetic medicine is an emerging field of product development with only a small number of genetic medicines having received FDA or EMA approval to date. Our genetic medicine research programs are still at an early stage, and there remain several areas of product development risk, which pose particular uncertainty for our programs given the relatively limited development history of, and our limited prior experience with, genetic medicines. Translational science, manufacturing materials and processes, safety concerns, regulatory pathway and clinical trial design and execution all pose particular risk to our product development activities. Furthermore, the medical community’s understanding of the causes of many diseases continues to evolve and further research may change the medical community’s views on what therapies and approaches are most effective for addressing certain diseases.

As an organization, we have limited experience conducting IND-enabling studies or clinical trials, including later stage or pivotal clinical trials. In pursuing our new technologies, we have begun to establish our own genetic medicine technical capabilities, but we will need to continue to expand those capabilities by either hiring internally or seeking assistance from outside service providers. Genetic medicine is an area of significant investment by biotechnology and pharmaceutical companies and there may be a scarcity of talent available to us in these areas. If we are not able to expand our genetic medicine capabilities, we may not be able to develop in the way we intend or desire any promising product candidates that emerge from our program, including detalimogene, which would limit our prospects for future growth. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of detalimogene or other product candidates that we may develop. We may also rely on third-party vendors or service providers, including CROs, among others who may fail to meet their commitments to us or deliver their products to us. We may also be forced to rely on a single such provider with no redundancy or alternative. Failure to commence or complete, or delays in our clinical trials, could prevent us from or delay us in commercializing detalimogene or other product candidates that we may develop.

Because we have limited financial and managerial resources, we focus on research programs and on genetic medicine technologies and product candidates that we identify for specific indications among many potential options, such as detalimogene in high-risk BCG-unresponsive NMBIC with CIS or other NMIBC indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential, or we may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful. For example, in June 2024, we announced that, as a result of our prioritization of exploring potential bladder cancer indications for detalimogene, we deprioritized preclinical development of another product candidate, EG-i08 for cystic fibrosis. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Failure to pursue opportunities with greater commercial potential or relinquishing valuable rights to product candidates may have a material adverse effect on our business, financial condition, results of operations and prospects.

Detalimogene and our genetic medicine platform are based on novel technologies that are unproven, which makes it difficult to predict the time and cost of development and the probability or timing of subsequently obtaining regulatory approval.

We have concentrated our research and development efforts on our genetic medicine platform, and our future success depends on the successful development and maintenance of our platform.

However, the technologies that comprise our platform and detalimogene are new and largely unproven. These technologies have been neither extensively studied nor extensively clinically tested, and the scientific and clinical evidence to support the feasibility of developing product candidates based on those technologies in pursuit of regulatory approval and potential commercial viability and success may be considered preliminary and limited. Successful development of product candidates by us will require solving several issues, including proving the safety and efficacy of detalimogene for BCG-unresponsive NMIBC and expanding our mucosal tissue delivery system to treat patient tissues beyond the bladder, such as urogenital and gastrointestinal mucosal tissues. There can be no assurance we will be successful in solving any or all of these issues. We have concentrated our research efforts to date on developing the components of our genetic medicine platform, and our future success is highly dependent on the successful development of our proprietary carrier for genetic medicines to mucosal tissues, therapeutic applications of such technology and the advancement of additional programs focused on diseases of the urogenital and gastrointestinal mucosal tissues. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing our therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in any indication we pursue.

There can be no assurance that any development problems we experience in the future related to our genetic medicine platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing sustainable, reproducible and scalable manufacturing processes or transferring such processes to any commercial partners, which may prevent us from initiating or conducting clinical trials or commercializing our products on a timely or profitable basis, if at all. We may also fail to build redundancy in these manufacturing processes, such that we will be vulnerable to third-party provider failures that may impair the supply of or manufacture of critical materials, products, or reagents. In addition, the clinical trial requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. FDA’s regulatory guidance documents, including those that may be applicable to our programs, may change, be cancelled or evolve. Only a small number of genetic medicines have successfully reached the clinical trial phase of development or beyond, limiting insight into the regulatory review process for this field of genetic medicine. As a result, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals in either the United States or the European Union for any product candidates we may develop or how long it will take to commercialize any product candidate that receives marketing approval.

Development of new therapeutics involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs, fail to replicate the positive results from our earlier preclinical or clinical studies of our product candidates in later preclinical studies or clinical trials or experience delays in completing or ultimately be unable to complete, the development and commercialization of any product candidates, including, but not limited to, detalimogene.

To obtain the requisite regulatory approvals to commercialize detalimogene or any other product candidate that we may develop, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective. Our product candidates are in preclinical development and clinical trial stages and thus their risk of failure is high. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical studies that support our filed and planned INDs in the United

States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including detalimogene, we must conduct extensive clinical trials to demonstrate the safety and efficacy of any of these product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during, or even after, the clinical trial process and our ongoing and future clinical results may not be successful. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful and a clinical trial can fail at any stage of testing. Similarly, if regulatory authorities agree, implicitly or explicitly, that a certain set of clinical endpoints is clinically meaningful or adequate to demonstrate safety and efficacy, they may change their determination at a later date. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials and interim results of a clinical trial do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
•
we may experience delays in our discussions with the FDA and other regulatory authorities regarding trial design or other aspects of our trial and study;
•
regulators or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•
clinical trials of any product candidates may fail to show safety or efficacy, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
•
the number of patients required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
the FDA or other regulatory authorities may require us to enroll additional patients in clinical trials than we had planned, including if they determine that patients we have enrolled did not meet the eligibility criteria for the clinical trial or, in the case of detalimogene for BCG-unresponsive NMIBC with CIS, did not meet the requirements of the FDA’s 2018 Guidance Document entitled “Bacillus Calmette-Guérin-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biologics for Treatment Guidance for Industry” (the “Guidance Document”);
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

Our product development costs will increase if we experience delays in clinical testing or marketing approvals, which will correspondingly increase our operating costs. Our preclinical studies or clinical trials may not begin as planned, may need to be restructured or may not be completed on schedule, or at all. Significant preclinical studies or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our preclinical or clinical development programs may harm our business, financial condition, results of operations and prospects.

Interim top-line and preliminary data from our clinical trials that we announce or publish from time to time will change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. For example, in September 2024, we announced preliminary data from the pivotal cohort of the LEGEND study of detalimogene in high-risk BCG-unresponsive, NMIBC patients with CIS. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we have previously published. As a result, interim and preliminary data should be expected to change as additional patient data become available and as such new data and/or existing data is audited and verified; all data should be viewed with caution until the final data is available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common shares to fluctuate significantly.

In addition, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program (for example, detalimogene), the approvability or commercialization of the particular product candidate or product, and our Company in general. Moreover, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions we reached, our ability to obtain approval for, and commercialize detalimogene and any future product candidates we develop may be harmed, which could harm our business, financial condition, results of operations and prospects.

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
•
the cost to, or lack of adequate compensation for, prospective patients; and
•
the risk that patients enrolled in clinical trials will not complete such trials for any reason, including due to health crises, including pandemics, geopolitical conflicts, acts of terrorism, and/or “acts of God” that affect our contract development and manufacturing organizations (“CDMOs”), suppliers, clinical investigator sites and governing regulatory bodies.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which would reduce the number of patients who are available for our clinical trials at such clinical trial sites.

Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Although we have conducted the Phase 1 portion of the LEGEND clinical study of detalimogene, we have not as an organization completed later-stage or pivotal clinical trials or submitted a BLA, and we may be unable to do so for detalimogene or any future product candidates in a timely manner or at all.

We will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market detalimogene or any future product candidates we develop. Carrying out pivotal and later-stage clinical trials and the submission of a successful BLA or other comparable foreign regulatory submission are complicated processes. As an organization, we have conducted the Phase 1 portion of the combined Phase 1/2, open-label study of detalimogene referred to as the “LEGEND” study and are conducting the Phase 2 multi-cohort portion of the LEGEND study consisting of three cohorts, including the pivotal cohort evaluating detalimogene in patients with BCG-unresponsive NMIBC with CIS. We have not yet completed any later-stage or pivotal clinical trials for detalimogene or any other product candidate. We also have limited experience as a company in preparing and submitting marketing applications and have not previously submitted a BLA or other comparable foreign regulatory submission for any product candidate. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of detalimogene or any other product candidates we develop will be required or how such additional trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to submission of a BLA and regulatory approval of detalimogene or any of the other product candidates we develop. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of detalimogene or any of other product candidates we develop. Failure to commence or complete, or delays in, our ongoing or future clinical trials could prevent us from or delay us in submitting BLAs or other comparable foreign regulatory submissions for and commercializing detalimogene or any of other product candidates we develop.

Use of our novel genetic medicine platform, detalimogene and other therapeutic product candidates we may develop could result in or be associated with harmful side effects, adverse events or other safety risks, which could cause us to delay, suspend or discontinue their clinical trials and/or development or abandon them, delay or prevent their regulatory approval, limit their commercial potential, if approved, or result in other significant negative consequences (including voluntary corrective actions or agency enforcement actions) that could severely harm our business and results of operations. In addition, these harmful side effects, adverse events or other safety risks may not be appropriately recognized or managed by our treating staff, which could result in litigation and reputational damage.

Detalimogene and other product candidates we may develop may be associated with harmful side effects, adverse events or other safety risks. Results of clinical trials could reveal severe or recurring side effects, toxicities or unexpected events, including death. There may also be delayed adverse events that may not be appropriately recognized or managed by our treating staff, which could result in litigation and reputational damage. We expect to have to train medical personnel using detalimogene or any other product candidates we may develop to understand the side effect profiles for our clinical trials and upon any commercialization of such product candidates. Inadequate training in recognizing or managing the potential side effects of such product candidates could result in patient injury or death.

If any such events occur, clinical trials or commercial distribution of detalimogene or any other product candidates or products we develop could be suspended or terminated, and our business and reputation may be substantially harmed. Treatment-related side effects could affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease further development of, deny approval of or require us to cease selling detalimogene or any other product candidates or products we develop for any or all targeted indications. If we elect, or are required, to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates or products may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated.

Additionally, if we successfully develop detalimogene or any other product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we and others later identify undesirable side effects caused by any product that we develop. Such identification could also have several additional significant negative consequences, such as:

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

Even if detalimogene or any other therapeutic product candidates that we develop receives regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors (including government health administration authorities and private health insurers) and others in the medical community necessary for commercial success, in which case we may not generate significant revenues and become profitable, which could adversely affect our ability to conduct our business and our results of operations.

The commercial success of detalimogene or any other product candidates that we develop will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if detalimogene or any other product candidates developed by us receives regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of detalimogene and any other product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

If detalimogene or any other product candidate developed by us does not achieve an adequate level of acceptance by physicians, healthcare payors, patients and the medical community, we will not be able to generate significant revenue and may not become or remain profitable. The failure of detalimogene or any other product candidates we develop to find market acceptance could harm our business, financial condition, results of operations and prospects.

Independent of any actions taken by us, negative developments in the field of genetic medicine, intravesical or NMIBC therapeutic development could damage public perception of detalimogene and any other product candidates that we develop, which could adversely affect our ability to conduct our business and our results of operations, or to obtain and retain regulatory approvals for such product candidates.

Our novel genetic medicine platform and detalimogene are comprised of new and largely unproven technologies, with no gene therapeutic product candidates approved to date. Gene therapeutics may not gain the acceptance of the public or the medical community and/or they may not gain the acceptance of the public or medical community within our indications of interest or development areas. To date, several other efforts to leverage genetic medicine technologies have generally demonstrated an inability to generate predictable results or to manufacture products at suitable scale to treat more than a small number of patients.

Our success will depend on our ability to demonstrate that our genetic medicine platform, detalimogene and any other product candidates we develop and related services can overcome these challenges.

If detalimogene or any other product candidate that we develop s is unable to successfully treat the intended organ or lesion and establish proof of concept in a certain disease, it may indicate that we will not be able to apply our genetic medicine platform to other diseases affecting the intended tissue area or other areas. This may also indicate a decrease in the probability of our success for other targets using the same modality in the same or different cell types, as well as our engineered approach and delivery approach, more generally. Such failures could negatively affect the public or medical community’s perception of our genetic medicine platform and gene therapeutics in general.

Additionally, our success will depend upon physicians who specialize in the treatment of diseases targeted by detalimogene or any other product candidates that we develop, if approved, prescribing treatments that involve the use of those product candidates, if approved, in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. Adverse events in clinical trials of detalimogene or any other product candidates that we develop or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of gene therapeutics, could result in a decrease in demand for detalimogene, if approved, or any other product that we may develop. These events could also result in the suspension, discontinuation, or clinical hold of, or modification to, our clinical trials. Any future negative developments in the field of genetic medicine could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for detalimogene or any other product candidates that we develop.

We may not be successful in our efforts to utilize our novel genetic medicine platform to identify and develop additional product candidates. Due to our limited technical, financial and human resources and access to capital, we may choose to prioritize development of certain product candidates, such as our initial focus on developing detalimogene, which may prove to be the wrong choice and may adversely affect our business and results of operations.

An important element of our strategy is utilizing our genetic medicine platform to generate multiple product candidates. Although we intend to develop numerous product candidates targeting various cell types and indications and carrying different biologically active drug molecules, in addition to detalimogene, we may fail to identify viable new product candidates for clinical development for a number of reasons. For example, while we believe our genetic therapy platform is capable of transfecting many different tissue types with varied genetic cargos, such as nucleic acid therapeutics (e.g., DNA), antisense oligonucleotides, siRNA, miRNA, mRNA, genetic medicine and gene editing mechanisms, we have not yet successfully advanced any proprietary enGene-developed drug candidate incorporating these cargoes into clinical trials beyond detalimogene, and we may not be successful in developing products to effectively employ these types of cargoes or molecules. If we fail to identify additional potential product candidates, our business could be materially harmed.

Research programs to pursue the development of our product candidates and using our genetic medicine platform to design and identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our genetic medicine platform and research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture drug supplies for our ongoing clinical trials or any future clinical trials that we may conduct, and we lack the resources to internally manufacture detalimogene or any other product candidates we develop on a commercial scale. We rely, and expect to continue to rely, on third-party manufacturers to produce detalimogene or other product candidates that we may identify for clinical trials, as well as for commercial manufacture if detalimogene or any other product candidates we develop receive marketing authorization and approval. We rely entirely on numerous third-party suppliers to provide us with various product components. We may not have alternative suppliers for certain of these product components. Any significant delay or discontinuity in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer or testing laboratory could considerably delay the clinical development and potential regulatory authorization and commercial launch of such product candidate, which could harm our business, financial condition, results of operations and prospects. We currently do not have relationships with alternate third-party contract manufacturers and testing laboratories for our critical raw materials and product candidates that could sustain our operations in the event we experience a disruption of service from our existing third-party contract manufacturers and testing laboratories. As a result, we are materially reliant on our existing contract manufacturers and testing laboratories and susceptible to material operational disruptions due to factors that may be unknown to us and unforeseeable. Our providers may also materially change the terms of our commercial arrangements for any reason or no reason, which could adversely affect our materials costs, ability to manufacture the drug at a sustainable cost, and profit margin on any sales.

We may be unable to identify and appropriately qualify third-party manufacturers and testing laboratories or establish agreements with third-party manufacturers and testing laboratories or do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers and testing laboratories, reliance on third-party manufacturers entails additional risks, including:

•
reliance on the third-party for sourcing of raw materials, components, testing and such other goods as may be required for execution party of our overall manufacturing process;
•
risk of single sourced critical raw materials, drug substance and drug product, where secondary back-up vendors are not yet available;
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

Furthermore, our contract manufacturing organizations (“CMOs”) and testing laboratories are engaged with other companies to supply and/or manufacture and/or test materials or products, which exposes our manufacturers and testing laboratories to regulatory risks for the production and testing of such materials and products. The facilities used by our CMOs to manufacture and/or test detalimogene or any other product candidates we develop are subject to review by the FDA and other non-U.S. authorities pursuant to inspections that will be conducted after we submit a BLA, or other marketing application to the FDA and other non-U.S. authorities. We do not directly conduct the manufacturing and testing of any material or products. Therefore, we are materially dependent on our CMO partners and contract testing laboratories to operate in compliance with the regulatory requirements, known as current good manufacturing practice (“cGMP”) requirements for manufacture of drug and device products or similar requirements outside the United States. If our CMOs and contract testing laboratories cannot successfully manufacture and/or test material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure or maintain regulatory authorization for detalimogene or any other product candidates we develop that are manufactured at these manufacturing facilities, resulting in delay or failure in the clinical development and commercialization of our products, which would have a material adverse effect on us. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or another non-U.S. regulatory agency does not approve these facilities for the manufacture and/or testing of detalimogene or any other product candidates we develop, if any agency withdraws its approval in the future, or if we identify material gaps in quality control and compliance at our selected CMOs, we may need to find alternative manufacturing facilities, which would negatively impact our ability to develop and deliver our products to markets around the world could delay product supply to patients in clinical studies or to commercial customers for any approved products, and may increase the overall cost of manufacturing our products.

Detalimogene or any other product candidates we develop may compete with other product candidates and marketed products for access to manufacturing and/or testing facilities. Any performance failure on the part of our existing or future CMOs could delay clinical development, marketing approval or commercialization. Our current and anticipated future dependence upon others for the manufacturing of detalimogene or any other product candidates we develop may adversely affect our future profit margins and our ability to commercialize detalimogene or any other product candidates we develop that receive marketing approval on a timely and competitive basis.

Detalimogene is complex to manufacture, and the manufacturing process for any other product candidates we develop may be similarly complex or more complex, and we may encounter difficulties in production, particularly with respect to scaling our manufacturing capabilities. If we or any of our third-party manufacturers with whom we contract encounter these types of difficulties, our ability to supply detalimogene or any other product candidates we develop for clinical trials or as products for patients, if approved, could be constrained, delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The manufacturing processes used to produce detalimogene are complex and novel and have not been validated for clinical or commercial production. The manufacturing processes used to produce any future product candidates that we develop may be similarly or more complex and novel. As a result of these complexities, the cost to manufacture our product candidates is generally higher than traditional biopharmaceutical compounds and the manufacturing processes may prove to be less reliable and may be more difficult to reproduce. For example, for detalimogene we must separately manufacture a novel plasmid DNA drug substance (DS), a novel co-polymer excipient (DDX) and a novel block co-polymer excipient (PEG-b-PLE). We then combine those ingredients in the drug product manufacturing process. There are many points throughout this process, and the manufacturing processes of other product candidates we develop, that can lead to failure. Failure in the production of any of our product components or candidates could have a material adverse effect on our business, financial condition, results of operations and prospects. Some examples of manufacturing challenges and potential failure we may encounter follow:

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
•
The manufacture of detalimogene requires careful and complex combination of DS with DDX and PEG-b-PLE followed by sterile filtration, filling and lyophilization to yield the drug product. At any stage, any or all of the processes involved can fail, including the mixing, sterilization, filling, lyophilization or storage processes.

Our manufacturing processes are also susceptible to product loss or failure due to logistical issues associated with multiple outsourced activities across the range of manufacturing, shipping of materials to analytical laboratories, cold chain distribution to where products will be administered to patients, interruptions in the manufacturing processes, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, and variability of product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral or other contaminations are discovered in detalimogene or other product candidates we develop or in the manufacturing facilities in which detalimogene or those other product candidates are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could result in our inability to timely produce or ship product. Further, as product candidates are developed through preclinical to later-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered in an effort to optimize processes and results. If we make these types of changes, we may not achieve our intended objectives, and any of these changes could cause our product candidates to perform differently than we expect, potentially affecting the results of clinical trials.

Although we continue to optimize our manufacturing processes, doing so is difficult and uncertain. There are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among other things, cost overruns, production delays, potential problems with process scale-out, process reproducibility, stability issues, lot consistency and timely availability of reagents or raw materials. If we are unable to adequately validate or scale-up our manufacturing processes with our current manufacturing partners, we will need to transfer such processes to another manufacturing partner and complete the manufacturing validation process, which can be a lengthy process. We ultimately may not be successful completing the transfer of our manufacturing processes to one or more of the manufacturers on whom we rely. The manufacturers who become responsible for our processes may not have the necessary capabilities to complete the implementation and development processes to our specifications or standards. If we are able to adequately validate and scale-up a particular manufacturing process for detalimogene and other product candidates we develop with a contract manufacturer, we will still need to negotiate an agreement for commercial supply with that contract manufacturer and it is not certain we will be able to come to agreement on commercially reasonable terms, or at all. As a result, we may ultimately be unable to manage the cost of goods for detalimogene or other product candidates we develop to levels that will allow for an attractive return on investment if and when detalimogene or those other product candidates are approved and commercialized.

The manufacturing processes and facilities used for any products that we may develop are subject to the FDA and non-U.S. regulatory authority approval processes, and we will need to contract with manufacturers who we believe can meet applicable FDA and non-U.S. regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, or if the facilities used to manufacture our products are found to be non-compliant for any reason, we may not obtain or maintain the approvals we need to commercialize our products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications and under required good manufacturing practices acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and prospects.

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

Any problems in our manufacturing processes or facilities at our CMOs, or the perception of the possibility of problems in such processes or facilities, could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs.

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

Changes in the manufacturing or formulation of detalimogene or any other product candidate we develop may result in additional costs or delay, which could adversely affect our business and results of operations.

As product candidates are developed through preclinical studies to later-stage clinical trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods or formulation, are altered along the way in an effort to optimize processes and results. Any of these changes could cause detalimogene or any other product candidates that we develop to perform differently and affect the results of ongoing or planned clinical trials or other future clinical trials conducted with the altered materials. In addition, such changes and any other similar changes in the future may also require additional testing or notification to or approval by the FDA or other regulatory authorities. This could delay completion of clinical trials, require the conduct of bridging clinical trials or studies, require the repetition of one or more clinical trials, increase clinical trial costs, delay approval of detalimogene or any other product candidates that we develop and/or jeopardize our ability to commence product sales and generate revenue.

Detalimogene is, and any other product candidates we develop may be, complex to analyze and we may encounter difficulties in product release testing, particularly with respect to bioassay potency testing. If we or any of our contract testing laboratories encounter difficulties, our ability to provide supply of detalimogene or any other product candidates that we develop for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The analytical methods used to test detalimogene are complex and many are novel and have not been validated for clinical or commercial production. The manufacturing processes used to produce any future product candidates that we develop may be similarly complex and novel. For example, in addition to several complex physio-chemical tests for detalimogene, drug substance (DS) and novel excipients, we also test detalimogene and the DS for biological potency using multiple unique cell-based assays. We rely on third-party laboratories to develop and conduct these assays. These assays may be subject to inherent variability and limitations such as, but not limited to, variations in assay conditions, reagents, equipment, or interpretation of results that could lead to inconsistent or inaccurate measurements of potency. Inaccurate potency assessments may affect our ability to demonstrate adequate control of the efficacy and safety of our drug product to regulatory authorities, potentially resulting in regulatory delays, additional testing requirements, or even rejection of our product. Furthermore, changes in regulatory guidelines or evolving scientific understanding may necessitate modifications to the biological potency assays, requiring additional validation studies and potential delays in the development or commercialization of detalimogene or any other product candidates we develop. It is important to note that despite our efforts to ensure the accuracy and reliability of these assays, there may be factors beyond our control that could impact their effectiveness, thereby affecting the overall success of our product candidates.

Although we continue to optimize our testing methods, doing so is a difficult and uncertain task, and there are risks associated with developing these methods to the level required for advanced clinical trials and commercialization, including, among other things, cost overruns, potential problems with reproducibility, stability issues, consistency and timely availability of reagents or raw materials needed to execute the testing. If we are unable to adequately validate testing methods with our current testing laboratories, we will need to transfer to another laboratory and repeat the analytical validation process, which can be a lengthy process. We ultimately may not be successful in transferring the analytical methods to contract testing laboratories and the selected contract laboratories may not have the necessary capabilities to complete the implementation and validation process for the assays. If we are able to adequately transfer and validate testing methods for detalimogene or any other product candidates we develop with a contract laboratory, we will still need to negotiate a service agreement with that contract laboratory and it is not certain we will be able to come to agreement on terms acceptable to us. As a result, we may ultimately be unable to manage the cost of goods for detalimogene or any other product candidates we develop to levels that will allow for an attractive return on investment if and when those product candidates are approved and commercialized.

The analytical testing methods for any products that we may develop are subject to the FDA and non-U.S. regulatory authority approval processes, and we will need to contract with laboratories we believe can meet applicable FDA and non-U.S. regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably test products in a manner acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize our products. Even if we obtain regulatory approval for detalimogene or any other product candidates we develop, there is no assurance that either we or our CMOs will be able to test the approved product in a manner required by good manufacturing practices acceptable to the FDA or other regulatory authorities, to test products with sufficient throughput to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of detalimogene or any other product candidates we develop, impair commercialization efforts, increase our cost of goods and have an adverse effect on our business, financial condition, results of operations and prospects.

Our future success depends on our ability to test our products on a timely basis with acceptable costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, we could incur higher testing costs if testing methods or standards change, and we could need to replace, modify, design or build and install equipment, all of which would require additional capital expenditure. Specifically, because detalimogene or any other product candidates we develop may have a higher testing requirement than conventional therapies, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.

The market opportunities for detalimogene and any other product candidates we develop may be limited to a small group of patients who are ineligible for or have failed prior treatments and our estimates of the prevalence of our target patient populations may be inaccurate.

Cancer and other disease therapies are sometimes characterized as first-line, second-line or third-line and the FDA often approves new therapies initially only for third-line use. When cancers are detected they are treated with first-line of therapy with the intention of curing the cancer. This treatment generally consists of chemotherapy, radiation, antibody drugs, tumor-targeted small molecules, or a combination of these. If the patient’s cancer relapses, then the patient is given a second-line or third line therapy, which can consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules, or a combination of these. Generally, the later the line of therapy, the lower the chance of a cure. With third or higher line, the goal of the therapy is to control the growth of the tumor and extend the life of the patient, as a cure is unlikely to happen. Patients are generally referred to clinical trials in these situations. Initial approvals for new cancer and other disease therapies are often restricted to later lines of therapy for patients with advanced or metastatic disease, limiting the number of patients who may be eligible for such new therapies, which may include our product candidates.

Our lead product candidate, detalimogene, is being developed to treat patients with BCG-unresponsive NMIBC. Our projections of both the number of people who have the disease we are targeting, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs, research and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for detalimogene or any other product candidates we develop may be limited or may not be amenable to treatment with such product candidates. Even if we obtain significant market share for detalimogene or any other product candidates we develop, because certain of the potential target populations may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. If the market opportunities for detalimogene or any other product candidates we may develop are smaller than what we believe they are, our potential revenues may be lower than projected and our business may be harmed.

We depend on our executive team and key personnel, and if we do not successfully manage the previously announced transitions of our Chief Executive Officer and other executive officers, or if we lose one or more of our executive officers or key employees or are unable to attract and retain highly skilled employees, such events could harm our business.

Our success depends largely upon the continued service of our executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. In February 2024, we announced the planned transition of our former Chief Executive Officer, Jason Hanson. In July 2024, we appointed Ronald Cooper as our new Chief Executive Officer and Mr. Hanson transitioned to a consulting role as Senior Strategic Advisor and we promoted Dr. Raj Pruthi to replace Dr. Richard Bryce as our Chief Medical Officer. In October 2024, we appointed Joan Connolly as Chief Technology Officer and our former Chief Technology Officer, Dr. Anthony Cheung, transitioned to the role of Chief Scientific Officer, succeeding Dr. James Sullivan. Leadership transitions can be difficult to manage and inherently cause some loss of institutional knowledge, which can negatively affect strategy execution and our operation. An inadequate transition has the potential to negatively impact our operations and relationships with employees, investors and other third parties due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity, increased turnover and increased difficulty attracting and retaining key executives and employees. If we are unable to effectively manage such transitions or if we have any future transition or loss of the services of any of our executives or highly skilled technical and managerial personnel, it could have a disruptive impact on our ability to implement our business strategy and to meet our financial and operational goals, and as a result our strategic plans and financial performance may be adversely impacted.

Our success also depends on the skills, experience and performance of members of our senior management team and key personnel. The individual and collective efforts of our senior management team and key personnel are important as we continue to develop product candidates, establish strategic partnerships, build out our operations and prepare for potential regulatory approval and commercialization of detalimogene, if approved. The loss or incapacity of existing members of our executive management team and key personnel could adversely affect our operations if we experience difficulties in hiring qualified successors. If we are not successful in attracting and retaining highly qualified personnel, our business, financial condition, results of operations and prospects may be harmed.

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

We face risks related to epidemics and other outbreaks of communicable diseases which could significantly disrupt our operations, including our clinical trials and preclinical studies, and adversely affect our business and results of operations.

Public health crises could have an adverse effect our business. Quarantines, travel restrictions and other public health and safety measures implemented in response to a pandemic could adversely impact our operations, and the ultimate impact is highly uncertain and cannot be predicted with confidence. Effects of a pandemic that may delay or otherwise adversely affect our ongoing and planned preclinical activities, our planned clinical trials as well as our business generally, include:

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
•
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines; and interruptions, difficulties or delays arising in our existing operations and company culture as a result of many of our employees working remotely.

Any of these effects, and other effects of a pandemic could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States, Canada, and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.

We or the third parties upon whom we depend may be adversely affected by risks beyond our control, such as natural disasters, political crises, acts of terrorism, epidemics and other outbreaks of communicable diseases, war or other catastrophic events and our business continuity and disaster recovery plans may not adequately protect us from the adverse effects of such events.

We, our suppliers and third-party service providers are vulnerable to damage from natural disasters, including but not limited to earthquakes, fires or floods, power loss, communications failures, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict and similar events. If any such disaster were to occur, our ability to operate our business at any of our or our third party facilities could be adversely affected.

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

For example, since February 2022, Russian military forces have continued their significant military invasion of Ukraine. Since October 2023, with the launch of the Israel-Hamas war, there has been increased hostilities in the Middle East. The impact to these countries and regions, as well as actions taken by other countries, including new and stricter sanctions by the United States, Canada, the United Kingdom, the European Union and other countries and organizations against certain officials, individuals, regions, and industries in the affected areas, and each country’s potential response to such sanctions, tensions, and military actions could continue to have a material adverse effect on the global economy and political situation.

As of the date of this Annual Report, we (i) are not conducting clinical or nonclinical studies in Ukraine, Belarus, Russia, or the Middle East, (ii) are not relying upon service providers or vendors from any of these regions to advance our product development programs, (iii) do not source biomanufacturing critical raw materials, equipment, or other supplies directly from these regions, and (iv) are not aware nor have we received notification from our supply vendors that the sourcing of any general laboratory or manufacturing materials may be negatively impacted due to such conflict and related sanctions.

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

Regulatory Risks

Nearly all aspects of our activity and our products and services are subject to extensive regulation by various U.S. federal and state agencies and regulatory bodies in non-U.S. jurisdictions, and compliance with existing or future regulations could result in unanticipated expenses or limit our ability to offer our products and services. Once developed, detalimogene, and any future product candidates developed using our genetic medicine platform will require regulatory approval, which is a lengthy, expensive, and inherently unpredictable process with uncertain outcomes and cost and is subject to the potential for substantial delays. We cannot give any assurance whether or when detalimogene or any other product candidates we develop will receive regulatory approval, which is necessary before they can be commercialized.

Regulatory requirements governing gene and cell therapy products, and in particular any novel genetic medicine products we may develop, have changed frequently and may continue to change in the future. We are aware of a limited number of genetic medicine products that have received marketing authorization from the FDA and EMA. Even with respect to more established products in the genetic medicine field, the regulatory landscape is still developing. In 2016, the FDA established the Office of Tissues and Advanced Therapies (“OTAT”) within its Center for Biologics Evaluation and Research to consolidate the review of genetic medicine and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee, among others, to advise this review. In September 2022, the FDA announced retitling of OTAT to the Office of Therapeutic Products (“OTP”) and elevation of OTP to a “Super Office” to meet its growing cell and genetic medicine workload. Genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health (“NIH”), also are potentially subject to review by the Office of Biotechnology Activities’ Recombinant DNA Advisory Committee (“RAC”); however, the NIH announced that the RAC will only publicly review clinical trials if the trials cannot be evaluated by standard oversight bodies and pose unusual risks.

The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”), is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of CAT is to prepare a draft opinion on an application for marketing authorization for a genetic medicine medicinal candidate that is submitted to the Committee for Medicinal Products for Human Use (“CHMP”), before CHMP adopts its final opinion. In the European Union, the development and evaluation of a genetic medicine medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to genetic medicine products and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.

These regulatory review committees and advisory groups and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of detalimogene and any other product candidates we may develop, or lead to significant post-approval limitations or restrictions. As we advance detalimogene and any other product candidates we may develop, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of these product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

Although the FDA decides whether individual genetic medicine protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, now or in the future, that institution’s institutional biosafety committee, as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of detalimogene or any other product candidates we may develop. Similarly, the EMA may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.

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

Adverse developments in post-marketing experience or in clinical trials conducted by others of genetic medicine products or products developed or marketed for indications of interest to us, such as NMIBC, may cause the FDA, the EMA, and other regulatory bodies to revise the requirements for development or approval of detalimogene or any other product candidates we may develop or limit the use of products utilizing non-viral genetic medicine technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as detalimogene or other product candidates we may develop can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing non-viral genetic medicine technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the commercialization of resulting products.

In addition, ethical, social and legal concerns about genetic medicine, genetic testing and genetic research could result in additional regulations or prohibiting the processes we may use. Federal and state agencies, congressional committees and non-U.S. governments have expressed their intentions to further regulate biotechnology. More restrictive regulations or claims that detalimogene and any other product candidates we may develop are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of detalimogene and any other product candidates we may develop. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

As we advance detalimogene and any other product candidates we may develop through clinical development, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. These regulatory review committees and advisory groups and any new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of detalimogene and any other product candidates we may develop or lead to significant post-approval limitations or restrictions. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue.

We have designed and are currently conducting the clinical trials for detalimogene in accordance with the Guidance Document. This document, which was updated in draft form in August 2024, sets forth guidance for patient selection and describes a potentially abbreviated regulatory path for approval provided certain recruitment, efficacy, and safety data are met. The FDA may review, revoke, or otherwise modify these guidelines at any time, for any reason, which would have a material adverse effect on our approval timelines or process. In addition, the Guidance Document is in draft form subsequent to FDA’s 2024 revisions, and it is possible that some or all of its key provisions may be modified prior to the document’s finalization. Furthermore, approval of other competitive products treating the same indication may reduce the agency’s propensity to support abbreviated approval pathways, which could cause our programs to be delayed in achieving regulatory approval or contribute to our failure to achieve approval at all.

We cannot predict whether or when we will obtain regulatory approval to commercialize detalimogene or any other product candidate we may develop in the United States or any other jurisdiction and any such approval may be for a narrower indication than we seek.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate and our application to commercialize it. Even if detalimogene or any other product candidates we may develop meet their safety and efficacy endpoints in clinical trials, regulatory authorities may not complete their review processes in a timely manner or we may not be able to obtain regulatory approval. Additional delays may result if an FDA panel of experts (“Advisory Committee”) or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action or changes in regulatory authority policy during the period of product development, clinical trials and the review process.

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

In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of detalimogene or any other product candidates we may develop. Any of the foregoing scenarios could materially harm the commercial prospects for detalimogene or any other product candidates we may develop and materially adversely affect our business, financial condition, results of operations and prospects.

If we are not able to obtain or if there are delays in obtaining required regulatory approvals for detalimogene or any other product candidates that we may develop, we will not be able to commercialize or will be delayed in commercializing detalimogene or any other product candidates that we may develop and our ability to generate revenue will be adversely affected. Even if we eventually gain approval for detalimogene or any of other product candidates, we may be unable to commercialize them.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize detalimogene or any other product candidates that we may develops, we must obtain marketing approval. Detalimogene or any other product candidates that we may develop in the future, require research and development, preclinical studies, nonclinical testing, and clinical trials prior to seeking regulatory approval, and commencing commercial sales. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and it is possible that neither detalimogene nor any other product candidates we may seek to develop in the future will ever obtain regulatory approval. In certain instances, we may need to rely on third-party CROs and/or regulatory consultants to assist us in this process, and we may have limited control over those third parties and their conduct with respect to our development programs and product candidates. To date, we have focused substantially all of our efforts and financial resources on identifying and developing our product candidates, including conducting lead optimization, nonclinical studies, preclinical studies and clinical trials, and providing general and administrative support for these operations. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity, efficacy and potency. Securing regulatory approval also requires the submission of information about the manufacturing processes for the biologic product candidate to, and inspection of manufacturing facilities by, the relevant regulatory authority. Manufacturing facilities must comply with cGMP regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports. In addition, given the novelty of our therapeutics approach and technologies, detalimogene and any other product candidates that we may develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use of such products if approved.

The process of obtaining regulatory approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. FDA and other regulatory bodies may continually change the requirements for Chemistry, Manufacturing and Controls (CMC) and other aspects of product manufacturing such that the approval to continue a clinical trial and/or commercially sell a product may never occur. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted IND, BLA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Detalimogene and any other product candidates that we may develop could be delayed in receiving or fail to receive regulatory approval for many reasons, including the following:

•
the FDA or other regulatory authorities may disagree with the design or implementation of our clinical trials;

•
we may be unable to demonstrate to the satisfaction of the FDA or other regulatory authorities that detalimogene or any other product candidates that we may develop is safe and effective for its proposed indication or that a potential related companion diagnostic, should we develop one, is suitable to identify appropriate patient populations;
•
the results of clinical trials may not meet the level of statistical significance or clinical significance required by the FDA or other regulatory authorities for biologic product approval or continued clinical development;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
the FDA or other regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
the data collected from clinical trials of detalimogene or any other product candidates that we may develop may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•
the FDA or other authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or other regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs and biologics in development, only a small percentage successfully complete the FDA or non-U.S. regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market detalimogene or any other product candidates that we may develop, which would significantly harm our business, financial condition, results of operations and prospects.

We expect the novel nature of detalimogene or any other product candidates that we may develop to create further challenges in obtaining regulatory approval. As a result, our ability to develop product candidates and obtain regulatory approval may be adversely affected.

For example, the general approach for FDA approval of a new biologic or drug is for sponsors to seek licensure or approval based on dispositive data from well-controlled, Phase 3 clinical trials of the relevant product candidate in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. We believe that we may be able to utilize the requirements defined in the FDA’s guidance for industry on developing detalimogene or other product candidates for BCG-unresponsive high-risk NMIBC given the limited alternatives for treatments for cancer and other serious diseases, but the FDA may not agree with our plans or permit us to proceed under such alternative guidance.

The FDA may also require an Advisory Committee to deliberate on the adequacy of the safety and efficacy data to support BLA approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of detalimogene or any other product candidates that we develop based on the completed clinical trials.

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

In addition, even if we were to obtain approval, regulatory authorities may approve detalimogene or any other product candidates that we may develop for fewer or more limited indications than we request, may not approve the price we intend to charge for our products (where such regulatory approvals are required), may grant approval contingent on the performance of costly post-marketing clinical trials or may approve that product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for detalimogene or any other product candidates that we may develop.

If we experience delays in obtaining approval or if we fail to obtain approval of detalimogene or any other product candidates that we may develop, the commercial prospects for those product candidates may be harmed and our ability to generate revenues will be materially harmed.

We may not obtain or maintain regulatory approval in all jurisdictions in which such approval may be required or otherwise desirable or beneficial from a business perspective. Obtaining and maintaining regulatory approval of detalimogene or any other product candidates we develop in one jurisdiction does not mean that we will obtain and/or maintain regulatory approval of such product candidates in other jurisdictions, while a failure or delay in obtaining or maintaining regulatory approval of such product candidates in one jurisdiction may have a material adverse effect on the regulatory approval or maintenance process in other jurisdictions.

Obtaining and maintaining regulatory approval of detalimogene or any other product candidates that we may develops in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in non-U.S. jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many non-U.S. jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions and such regulatory requirements can vary widely from country to country. Obtaining other regulatory approvals and compliance with other regulatory requirements could result in significant delays, difficulties and costs for us and could require additional preclinical studies or clinical trials, which could be costly and time-consuming and could delay or prevent the introduction of our products in certain countries. The non-U.S. regulatory approval process involves all of the risks associated with FDA approval, and may not offer certain potentially expedited development and approval pathways that exist in the United States. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of detalimogene or any other product candidates that we may develop will be harmed.

Fast Track designation by the FDA for detalimogene may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that detalimogene or any future product candidate that may receive Fast Track designation will receive regulatory approval.

The FDA has granted a Fast Track designation for detalimogene for the treatment of BCG-unresponsive, high-risk NMIBC patients with CIS, and we may seek Fast Track designations for other indications or future product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate or development program is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Although we have received Fast Track designation for detalimogene for the treatment of BCG-unresponsive, high-risk NMIBC patients with CIS, and even if we receive additional Fast Track designations for other indications or any future product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that detalimogene or any future product candidate that may be granted Fast Track designation will receive marketing approval in the United States. Many product candidates that have received Fast Track designation have ultimately failed to obtain approval.

We may seek priority review designation for detalimogene or any other product candidates we develop, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness of the treatment, the FDA may designate the marketing application for that product candidate for priority review. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the goal for the FDA to review an application to six months, rather than the standard review period of ten months. We may request priority review for one or more original BLAs for detalimogene or any other product candidates that we may develop s in the future. The FDA has broad discretion with respect to whether or not to grant priority review status to a marketing application, so even if we believe an application for a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle, or at all. Many product candidates that have received priority review designation have ultimately failed to obtain approval.

Even if we receive regulatory approval of detalimogene or any other product candidates or therapies that we may develop, we will be subject to ongoing regulatory obligations, reporting requirements and continued regulatory review, which may result in significant additional expenses. If we fail to comply with regulatory requirements or experience unanticipated problems with our products or product candidates, we may be subject to substantial penalties, fines, delays, suspensions, refusals and withdrawals of approvals.

If detalimogene or any other product candidates that we may develop are approved, they will be subject to ongoing regulatory requirements and reporting requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, recordkeeping, conduct of post-marketing studies and submission of safety, efficacy and other post-market information, including both federal and state requirements in the United States and requirements of comparable non-U.S. regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

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

Any regulatory approvals that we receive for detalimogene or any other product candidates that we may develop may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require that we implement a REMS program as a condition of approval of our product candidates, which could entail requirements for long-term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable non-U.S. regulatory authority approves detalimogene or any other product candidates that we may develop, we will have to comply with requirements including submissions of safety and other post-marketing information and reports and establishment registration.

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

Changes in regulatory requirements could result in delays or discontinuation of development of detalimogene or other product candidates or therapies that we may develop, or unexpected costs in obtaining or maintaining regulatory approval, and thereby adversely affect our business and results of operations.

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

Because we are developing novel genetic medicine product candidates, the regulatory requirements that we will be subject to are continually evolving and may not be clear. Even with respect to more established products that fit into the category of genetic medicines, the regulatory landscape is still developing. For example, regulatory requirements governing genetic medicine products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing cell therapy products.

Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the European Union a special committee called the CAT was established within the EMA in accordance with Regulation (“EC”) No 1394/2007 on advanced-therapy medicinal products (“ATMPs”) to assess the quality, safety and efficacy of ATMPs, and to follow scientific developments in the field. ATMPs include genetic medicine products. These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our genetic medicines and product candidates is new, we may face even more cumbersome and complex regulations than those emerging for cell therapy products.

Furthermore, even if detalimogene or other product candidates that we may develop obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies.

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

Contract manufacturers and their facilities are required to comply with extensive regulatory requirements, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. These regulations cover all aspects of manufacturing relating to our product candidates and components used in clinical studies and commercial production. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational product candidates and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We and our contract manufacturers must supply all necessary documentation in support of a BLA or Market Authorization Application (“MAA”) on a timely basis and must adhere to Good Laboratory Practices (“GLP”) and cGMP regulations enforced by the FDA and other regulatory authorities through their facilities inspection program. The facilities and quality systems of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential product candidates.

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

Ongoing healthcare legislative and regulatory reform measures, including the U.S. federal government’s determination that any of our product candidates, including detalimogene, is an “essential” biologic medicine, may have a material adverse effect on our business and results of operations.

The United States and many non-U.S. jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription products. In recent years, Congress has considered reductions in Medicare reimbursement levels for products administered by physicians. The CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some products. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The ACA is intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against healthcare fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on pharmaceutical and medical device manufacturers, and impose additional health policy reforms. Among other things, the ACA expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum Medicaid rebate for both branded and generic products, expanded the 340B program, and revised the definition of average manufacturer price, which could increase the amount of Medicaid rebates manufacturers are required to pay to states. The legislation also extended Medicaid rebates, previously due only on fee-for-service Medicaid utilization, to include the utilization of Medicaid managed care organizations as well and created an alternative rebate formula for certain new formulations of certain existing products that is intended to increase the amount of rebates due on those products. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate Program under the ACA. These regulations became effective on April 1, 2016. Since that time, there have been significant ongoing efforts to modify or eliminate the ACA. The Tax Cuts and Jobs Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the United States Internal Revenue Code of 1986, as amended (the “Code”) or the individual mandate.

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

In August 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions in the IRA. The IRA could have the effect of reducing the prices we can charge and reimbursement we receive for our products, if approved, thereby reducing our profitability, and could have a material adverse effect on our financial condition, results of operations and growth prospects. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of the IRA on our business and the pharmaceutical industry in general is not yet known.

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

We expect that additional federal, state and non-U.S. healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, including detalimogene, if approved, or additional pricing pressures.

Any product candidates we develop, including detalimogene, may become subject to unfavorable or unprofitable third-party coverage and reimbursement practices, as well as pricing regulations.

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

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates, including detalimogene, from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future or subject to recoupment or overpayment challenges.

Drug marketing, price controls and reimbursement regulations may materially affect our ability to market and receive coverage for our product candidates, if approved, in the European Union, the United Kingdom, Japan and other non-U.S. jurisdictions.

We intend to seek approval to market our product candidates, including detalimogene if approved, in both the United States and in selected non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some countries outside of the United States, particularly those in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations, which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If required to execute such a trial, we cannot be sure of a favorable outcome. In general, product prices under such systems are substantially lower than in the United States. Price controls in non-U.S. jurisdictions or changes in pricing regulations in such jurisdictions could reduce the amount we are able to charge for our product candidates. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Much like the federal AKS prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products are also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU member states, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

Guidelines and recommendations published by various organizations may impact the use or reimbursement of detalimogene, if approved, as well as other future products.

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

Recommendations by government authorities or other groups and organizations may relate to such matters as usage, dosage, route of administration and use of related therapies, and a growing number of organizations are providing assessments of the value and pricing of pharmaceutical products. These assessments may come from private organizations, such as the Institute for Clinical and Economic Review (“ICER”), which publish their findings and offer recommendations relating to the products’ reimbursement by government and private payors. On December 17, 2020, ICER published its final report assessing the effectiveness and value of nadofaragene firadenovec and oportuzumab monatox for BCG-unresponsive NMIBC, both of which are potential competitors to detalimogene. The guidance was updated on January 15, 2021. Nadofargene firadenovec, sold under the brand name Adstiladrin, is a FDA-approved genetic medicine approved in 2022 for the treatment of adult patients with high-risk BCG-unresponsive NMIBC with CIS with or without papillary tumors; oportuzumab monatox, also known as Vicineum, is an experimental therapy that has been studied in a highly similar patient group. The findings of this or any future ICER report or similar recommendations or guidelines from ICER or similar third parties may affect our reputation as well as the perception of our value, and any recommendations or guidelines that result in decreased use or reimbursement of detalimogene, if approved or adopted into commercial or clinical practice, could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, the occurrence of any of the foregoing, or the perception by the investment community or shareholders that such recommendations or guidelines will result in decreased use or reimbursement of detalimogene, if approved, could adversely affect the market price of our securities. The effect, if any, of any ICER report, recommendations or guidelines on our any of our products relating to usage, dosage, administration, pricing, reimbursement or other matters is not foreseeable and we make no assurance regarding the effect of any current or future ICER report, recommendations or guidelines on our business.

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

There are numerous U.S. federal and state laws, rules and regulations governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information, including federal and state data privacy and security laws, data breach notification laws, and data disposal laws. In particular, at the federal level, regulations promulgated pursuant to the HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future. At the federal level, we are also subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the FTC (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security), as well as the Electronic Communication Privacy Act. The United States Congress also has considered, is currently considering, and may in the future consider, various proposals for comprehensive federal data privacy and security legislation, to which we may become subject if passed. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached certain contracts or obligations. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

We, our programs, our CROs, third-party logistics providers, distributors and other contractors and consultants utilize information technology (“IT”), systems and networks to process, transmit and store electronic information, including but not limited to intellectual property, proprietary business information and personal information, in connection with our business activities. Our internal IT systems and those of current and future third parties on which we rely may fail and are vulnerable to breakdown, breach, interruption or damage from cyber incidents, employee error or malfeasance, theft or misuse, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromises. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware (e.g., ransomware), viruses, spamming, phishing attacks, denial-of-service attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, intensity, and sophistication. These threats pose a risk to the security of our, our programs’, our CROs’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data, and health-related information. There can be no assurance that we or any of our third-party partners will be successful in preventing cyberattacks or successfully mitigating their effects.

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

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, non-U.S. governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, varying parts of our workforce are currently working remotely on a part or full time basis. This could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile non-U.S. governments or agencies. We may also experience security incidents that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Similarly, there can be no assurance that our CROs, third-party logistics providers, distributors and other contractors, consultants and third parties will be successful in protecting our clinical and other data that is stored on their systems. Any loss of clinical trial data from our completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We and certain of our service providers are from time to time subject to cyberattacks and security incidents. We have experienced and expect to continue to experience actual and attempted cyberattacks of our IT networks, such as through phishing scams and ransomware. Although we do not believe that we have experienced any significant system failure, accident or security incidents to date, we cannot guarantee that we will not experience such incidents in the future.

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

Inadequate funding for, or changes in leadership at, or disruptions at the FDA, the SEC and other government agencies could hinder their ability to hire and retain key personnel, prevent new products and services from being developed, approved or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, passage of federal FDA user fee legislation every five years, ability to hire and retain key personnel and accept the payment of user fees, public health emergencies, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or for the FDA to take action with respect to other regulatory matters, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or other disruption could prevent the timely review of patent applications by the United States Patent and Trademark Office, or USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are subject to applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the AKS and the FCA, which may constrain our business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third-party payors), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We also may be subject to patient information and privacy and security regulation by both the federal government and the states and non-U.S. jurisdictions in which we conduct our business. The applicable federal, state and non-U.S. healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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

Among other matters, U.S. and non-U.S. anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, the “Trade Laws”) prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of the Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time, including when and if we conduct clinical trials outside the United States. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks Related to International Operations

We are an international organization and we plan to expand operations internationally where we have limited operating experience and where we may be subject to increased regulatory risks and local competition. If we are unsuccessful in any efforts to expand internationally, our business and results of operations may be adversely affected.

We are already an international organization and we plan to further expand our operations internationally. We currently source drug product excipients and other product components that are critical to our manufacturing processes from CMOs located in the European Union. In the future, we expect to opportunistically engage with CMOs located in other non-U.S. jurisdictions to facilitate the manufacture of our products on a basis that is cost effective and responsive to customer demand. As part of our business strategy, we plan to commercialize detalimogene and other products we may develop for sale in the United States and non-U.S. jurisdictions. Our business strategy incorporates potential international operational expansion, independently and through third parties as we seek to obtain regulatory approval for, and commercialize, our product candidates in patient populations outside the United States. If approved, we may hire sales representatives and conduct physician and patient association outreach activities outside of the United States. Doing business internationally involves a number of risks, including, but not limited to:

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

Global economic uncertainty, changes in geopolitical conditions and weakening product demand caused by political instability, changes in trade agreements and disputes, such as the armed conflicts between Russia and Ukraine and in the Middle East and other macroeconomic factors, could adversely affect our business and results of operations.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years, including due to recent global economic uncertainty and turbulent financial market conditions. The armed conflict in the Middle East has created volatility in the global capital markets and is expected to have further global economic consequences. Russia’s ongoing military invasion of Ukraine has triggered significant sanctions from U.S. and European leaders and disruptions to financial markets around the world. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” In addition, changes in political conditions in China and changes in the state of China-U.S. relations, including any tensions relating to potential military conflict between China and Taiwan, are difficult to predict and could adversely affect our business. Furthermore, if other countries, including the United States, become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. For example, increasing inflation has raised operating costs for us and many businesses, and, in the future, could impact demand, pricing or the cost we incur to manufacture our product candidates, foreign exchange rates (including in particular U.S. dollar and Canadian dollar exchange rates) or employee wages. Among other potential effects, continued increased inflation or interest rates may result in reduced liquidity and limits on our ability to access credit or otherwise raise capital. The Federal Reserve has previously raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks and creating new, unforeseen risks to our operations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain, enforce and defend patent protection for any product candidates we develop or for our novel genetic medicine platform, or if the scope of the patent protection obtained is not sufficiently broad, our competitors or other third parties could develop and commercialize products or technology similar or identical to ours and our ability to successfully commercialize any product candidates we may develop and our technology may be adversely affected.

Our success depends in large part on our and our licensors’ ability to seek, obtain and maintain patent and other intellectual property protection in the United States, Canada and other jurisdictions with respect to any product candidates we may develop and our technology, including our genetic medicine platform, manufacturing processes and their respective components, formulations, combination therapies, methods of treatment, processes and development that are important to our business, as well as successfully defending these patents and other intellectual property against third-party challenges. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future. We have sought, and will seek, to protect our proprietary position by filing patent applications in the United States and abroad related to certain technologies and our genetic medicine platform that are important to our business. However, elements of our patent portfolio are at an early stage and there can be no assurance as to whether or when such patent applications will issue as granted patents. Our ability to stop third parties from making, using, selling, marketing, offering to sell, importing and commercializing any product candidates we may develop and our technology is dependent upon the extent to which we and our licensors have rights under valid and enforceable patents and other intellectual property that cover our genetic medicine platform and proprietary technology. If we are or our licensors are unable to secure, maintain, defend and enforce patents and other intellectual property with respect to any product candidates or technology that we may develop, it would have a material adverse effect on our business, financial condition, results of operations and prospects.

We own certain granted patents and pending patent applications which cover our genetic medicine platform, use and/or function, product candidates and their use, and manufacturing processes, as applicable. Our pending Patent Cooperation Treaty (“PCT”) patent application, and any PCT application we may file in the future, is not eligible to become issued patents until, among other things, we file one or more national stage patent applications within 30 to 32 months, depending on the jurisdiction, from such application’s priority date in the jurisdictions in which we are seeking patent protection. Similarly, should we in the future file a pending provisional patent application such application would not be eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of such provisional patent application’s filing date. If we do not timely file such national stage patent applications or non-provisional patent applications, we may lose our priority date with respect to such PCT or provisional patent applications, respectively, and any patent protection on the inventions disclosed in such PCT or provisional patent applications, respectively. While we and our licensors intend to timely file national stage and non-provisional patent applications relating to our PCT and provisional patent applications, respectively, we cannot predict whether any such patent applications will result in the issuance of patents. If we or our licensors do not successfully obtain issued patents, or, if the scope of any patent protection we or our licensors obtain is not sufficiently broad, we will be unable to prevent others from using any product candidates we may develop or our technology or from developing or commercializing technology and products similar or identical to ours or other competing products and technologies. Any failure to obtain or maintain patent protection with respect to genetic medicine platform, manufacturing processes or our product candidates and technology would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may in the future co-own intellectual property rights relating to our genetic medicine platform and our future product candidates with third parties. In addition, our licensors may co-own the patent rights we in-license with other third parties with whom we do not have a direct relationship. If we or our licensors do not have exclusive control of the grant of licenses under any such third-party co-owners’ interest in such patent rights or we or our licensors are otherwise unable to secure such exclusive rights, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patent rights in order to enforce such patent rights against third parties and such cooperation may not be provided to us. Further, any such co-owner may be able to license a co-owned patent to a third-party we believe infringes such patent, preventing us from obtaining compensation or other remedies from such third-party through litigation or settlement arrangements. We may also become engaged in disputes with our co-owners related to patent prosecution strategy or the apportionment of costs associated with the prosecution, maintenance or enforcement of co-owned patents or patent applications. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Issued patents covering our product candidates or genetic medicine platform could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or other jurisdictions.

If we initiated legal proceedings against a third-party to enforce a patent covering our genetic medicine platform, product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, non-enablement or failure to claim patent-eligible subject matter. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in non-U.S. jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover our product candidates or other technologies or prevent third parties from competing with us. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on the genetic medicine platform, our product candidates or other technologies. Such a loss of patent protection would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Changes in either patent laws or interpretation of the patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates and genetic medicine platform.

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

Patent terms may be inadequate to protect our competitive position, product candidates or genetic medicine platform for an adequate amount of time, and we may need to obtain patent term extension and equivalent extensions outside of the United States for our product candidates or genetic medicine platform.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of our product candidates or genetic medicine platform, one or more U.S. patents that we own or license may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (“the Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process based on the first regulatory approval for a particular drug or biologic. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. In Europe, supplementary protection certificates are available to extend a patent term up to five years to compensate for patent term lost during regulatory review, and can be extended for an additional six months if data from clinical trials is obtained in accordance with an agreed-upon pediatric investigation plan. Although all countries in Europe must provide supplementary protection certificates, there is no unified legislation among European countries and so supplementary protection certificates must be applied for and granted on a country-by-country basis. This can lead to a substantial cost to apply for and receive these certificates, which may vary among countries or not be provided at all.

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

Further, recent judicial decisions in the U.S. raised questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted.

Our rights to develop and commercialize our product candidates and genetic medicine platform may be subject, in part, to the terms and conditions of licenses.

We are reliant upon licenses to certain intellectual property and proprietary technologies from third parties that are important or necessary to the development of our technologies and product candidates. We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain or maintain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technologies, product candidates, or the methods for manufacturing them or to develop or license replacement technologies, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, or may be significantly delayed in doing so, which could significantly harm our competitive position, business, financial condition, results of operations and prospects. We cannot provide any assurances that third-party patents do not exist which might be enforced against our technologies and product candidates resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate our license agreements, thereby removing our ability to develop and commercialize products and technologies covered by these license agreements. If these license agreements are terminated for this reason or any other reason, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors is forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be harmed and our business, financial condition, results of operations and prospects may be adversely affected. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries and we will not have the benefit of patent protection in such countries, which could have an adverse effect on our operations or commercial prospects within those countries or ability to pursue action against potential competitors.

Further, in Europe, a new unitary patent system came into effect on June 1, 2023. Under the unitary patent system, European patent applications and patents may be subjected to the jurisdiction of the Unified Patent Court (UPC). European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

In addition to the protection afforded by patents, we rely on trade secret protection, confidentiality agreements, and license and other agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. We cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some countries outside of the United States do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition. Some courts both within and outside the United States and Canada are sometimes less willing or unwilling to protect trade secrets. If we choose to go to court to stop a third-party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if we are successful. For example, significant elements of our genetic medicine platform and product candidates, including aspects of sample preparation, methods of manufacturing, cell culturing conditions, computational-biological algorithms and related processes are based on unpatented trade secrets that are not publicly disclosed. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology.

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

In addition, our trade secrets may otherwise become known or be independently discovered by competitors or other third parties. Competitors or third parties could attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside the scope of our intellectual property rights. We will have limited recourse if this occurs. Furthermore, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us. If our trade secrets are not adequately protected so as to protect our market against competitors’ products, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our novel genetic medicine platform, our product candidates and other technologies.

The field of biotherapeutics, including the development of genetic medicines, is competitive and dynamic. Due to the focused research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is in flux and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed and other third-party intellectual property and proprietary rights in the future.

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

Numerous U.S., Canadian and other foreign issued patents and pending patent applications owned by third parties exist relating to genetic medicine technologies and products and in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our genetic medicine platform, product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot be sure that our genetic medicine platform, product candidates and other technologies that we have developed, are developing or may develop in the future do not infringe existing patents or will not infringe future patents owned by third parties. Many companies and institutions have filed, and continue to file, patent applications related to genetic medicine and related manufacturing methods. Some of these patent applications have already been allowed or issued and others may issue in the future. It is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our genetic medicine platform, product candidates and other technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may not be aware of patents that have already been issued and that a third-party, for example, a competitor in the fields in which we are developing our genetic medicine platform, product candidates and other technologies might assert are infringed by our current or future product candidates, genetic medicine platform or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our genetic medicine platform, product candidates and other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our genetic medicine platform, product candidates and other technologies, could be found to be infringed by our genetic medicine platform, product candidates and other technologies. In addition, because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be currently pending patent applications that may later result in issued patents that our genetic medicine platform, product candidates and other technologies may infringe. Furthermore, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States may remain confidential until a patent issues. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or technologies. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our genetic medicine platform, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Third parties have patents and may obtain patents in the future and may claim that the manufacture, use or sale of our genetic medicine platform, product candidates or other technologies infringes upon these patents. Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our genetic medicine platform, product candidates or other technologies. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent or find that our product candidates or technology did not infringe any such claims. Further, even if we were successful in defending against any such claims, such claims could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. If we are found to infringe, misappropriate or otherwise violate a third-party’s valid and enforceable patent rights, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay substantial license fees or royalties or both and the rights granted to us might be non-exclusive, which could result in our competitors and other third parties gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our genetic medicine platform, product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing, manufacturing or commercializing our infringing genetic medicine platform, product candidates or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize the genetic medicine platform, our product candidates or other technologies, which could harm our business significantly. Moreover, we may face patent infringement claims from nonpracticing entities that have no relevant product revenue and against whom our owned or licensed patent portfolio may therefore have no deterrent effect.

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

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. In many cases we rely on our employees’ and contractors’ representations and warranties that they will not engage in practices that could subject us to such claims. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or be required to obtain licenses to such intellectual property rights, which may not be available on commercially reasonable terms or at all. An inability to incorporate such intellectual property rights would harm our business and may prevent us from successfully commercializing any product candidates we may develop or at all. In addition, we may lose personnel as a result of such claims and any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent contractors. A loss of key personnel or their work product could hamper or prevent our ability to commercialize any product candidates we may develop and our technology, which would have a material adverse effect on our business, results of operations, financial condition and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to our scientific and management personnel.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make next generation immunotherapies for cancer or other diseases that are similar to ours but that are not covered by the claims of the patents that we own or have licensed;
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

As of October 31, 2024, we had 57 employees. As our development and commercialization plans and strategies develop, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of technology research, product development and manufacturing, regulatory affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

We may from time to time evaluate collaborations and strategic partnerships or potential acquisitions, including licensing or acquiring molecules, biologics, or gene therapies, etc., for use in our genetic medicine platform, intellectual property rights, technologies or businesses. For example, we may seek collaboration arrangements for the commercialization, or potentially for the development, of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. Collaboration, strategic partnerships or acquisitions entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
reduced control over the development of certain of aspects of detalimogene, our genetic medicine platform or other product candidates;
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

Risks Related to Investment in our Securities

Because we are a Canadian company, shareholder protections differ from shareholder protections in the United States and elsewhere, and we are subject to a variety of additional risks that may negatively impact our operations.

We are organized and exist under the laws of British Columbia, Canada and, accordingly, are governed by the BCBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction. We are subject to special considerations or risks associated with companies operating in Canada that may, at any time differ from the considerations and risks of companies operating in the United States, including any of the following:

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

In particular, we are subject to the risk of changes in economic conditions, social conditions and political conditions inherent in Canada, including changes in laws and policies that govern international investment, as well as changes in U.S. laws and regulations relating to international trade and investment, including the new trilateral trade agreement among the United States, Mexico and Canada called the United States-Mexico- Canada Agreement (the “USMCA”), which has been ratified by all three countries. The USMCA entered into force on July 1, 2020 and superseded the North American Free Trade Agreement. Although we believe that there have been no immediate effects on our operations with respect to the USMCA, we cannot predict future developments in the political climate involving the United States, Mexico and Canada and such developments may have a material adverse effect on our business, financial condition and results of operations.

The Articles and certain Canadian legislation contain provisions that may have the effect of delaying, preventing or making undesirable an acquisition of all or a significant portion of our shares or assets or preventing a change in control.

Certain provisions of our Articles and certain provisions under the BCBCA, together or separately, could discourage, delay or prevent a merger, acquisition or other change in control of us that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their common shares. These provisions include the establishment of a staggered board of directors, which divides the board into three groups, with directors in each group serving a three-year term. The existence of a staggered board can make it more difficult for shareholders to replace or remove incumbent members of our Board of Directors. As such, these provisions could also limit the price that investors might be willing to pay in the future for our common shares, thereby depressing the market price of our common shares. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board of Directors. Among other things, these provisions include the following:

•
shareholders cannot amend our Articles unless such amendment is approved by shareholders holding at least 66 2/3% of the shares entitled to vote on such approval;
•
our Board of Directors may, without shareholder approval, issue preferred shares in one or more series having any terms, conditions, rights, preferences and privileges as the board of directors may determine; and
•
shareholders must give advance notice to nominate directors or to submit proposals for consideration at shareholders’ meetings.

A non-Canadian must file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a “Canadian business” within the meaning of the Investment Canada Act, where prescribed financial thresholds are exceeded. A reviewable acquisition may not proceed unless the Minister is satisfied that the investment is likely to be of net benefit to Canada. If the applicable financial thresholds were exceeded such that a net benefit to Canada review would be required, this could prevent or delay a change of control and may eliminate or limit strategic opportunities for shareholders to sell their common shares. Furthermore, limitations on the ability to acquire and hold our common shares may be imposed under the Competition Act (Canada). This legislation has a pre-merger notification regime and mandatory waiting period that applies to certain types of transactions that meet specified financial thresholds, and permits the Commissioner of Competition to review any acquisition, directly or indirectly, including through the acquisition of shares, of control over or of a significant interest in us.

The Articles designate specific courts in Canada and the United States as the exclusive forum for certain litigation that may be initiated by our shareholders without our prior written consent, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to the Articles, unless we consent in writing to the selection of an alternative forum, the courts of the Province of British Columbia and the appellate courts therefrom shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us; (c) any action or proceeding asserting a claim arising out of any provision of the BCBCA or the Articles (as either may be amended from time to time); or (d) any action or proceeding asserting a claim or otherwise related to our affairs (the “Canadian Forum Provision”). In addition, the Articles further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware shall be the sole and exclusive forum for resolving any complaint filed in the United States asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act (the “U.S. Forum Provision”). In addition, the Articles provide that any person or entity purchasing or otherwise acquiring any interest in our common shares is deemed to have notice of and consented to the Canadian Forum Provision and the U.S. Forum Provision; provided, however, that shareholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Canadian Forum Provision and the U.S. Forum Provision in the Articles may impose additional litigation costs on shareholders in pursuing any such claims. Additionally, the forum selection clauses in the Articles may limit our shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our shareholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts, including courts in Canada and other courts within the United States, will enforce our U.S. Forum Provision. If the U.S. Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The U.S. Forum Provision may also impose additional litigation costs on shareholders who assert that the provision is not enforceable or invalid. The courts of the Province of British Columbia and the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a shareholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our shareholders.

Because we are a Canadian company, it may be difficult to serve legal process or enforce judgments against us.

We are incorporated and maintain operations in Canada. In addition, certain of our directors reside in the United States, while others reside outside of the United States. Accordingly, service of process upon us may be difficult to obtain within the United States. Furthermore, because substantially all of our assets are located outside the United States, any judgment obtained in the United States against us, including one predicated on the civil liability provisions of the U.S. federal securities laws, may not be collectible within the United States. Therefore, it may not be possible to enforce those actions against us.

In addition, it may be difficult to assert U.S. securities law claims in original actions instituted in Canada. Canadian courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or these persons on the grounds that Canada is not the most appropriate forum in which to bring such a claim. Even if a Canadian court agrees to hear a claim, it may determine that Canadian law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Canadian law. Furthermore, it may not be possible to subject foreign persons or entities to the jurisdiction of the courts in Canada. Similarly, to the extent that our assets are located in Canada, investors may have difficulty collecting from us any judgments obtained in the U.S. courts and predicated on the civil liability provisions of U.S. securities provisions.

Our ability to use net operating loss carry-forwards and certain other tax attributes are limited.

In general terms, where control of a corporation is acquired or deemed to be acquired, which for our Company as a result of the Reverse Recapitalization, the corporation is subject to a “loss restriction event”, and the corporation’s non-capital loss carryforwards, other losses and certain other tax attributes are subject to limitation and possibly expiry after the loss restriction event. Similar rules apply for Canadian provincial purposes. Consequently, we may not be able to utilize a material portion of our non-capital loss carryforwards and certain other tax attributes in certain circumstances.

For U.S. tax purposes, net operating loss carryforwards allow companies to use past year net operating losses to offset against future years’ profits, if any, to reduce future tax liabilities. Sections 382 and 383 of the Code limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three-year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow. Even if another ownership change has not occurred and does not occur as a result of this offering, additional ownership changes may occur in the future as a result of additional equity offerings or events over we will have little or no control, including purchases and sales of its equity by its five percent security holders, the emergence of new five percent security holders, redemptions of its securities or certain changes in the ownership of any of its five percent security holders.

We believe that we are and there is a significant risk that we may continue to be a passive foreign investment company (a “PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. Holders of our Common Shares or Warrants.

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

Prior to the commercialization of our drug candidates, our income may be primarily passive. Accordingly, we believe we may have met the definition of PFIC for U.S. federal income tax purposes for the tax year ended October 31, 2023 and the tax year ended October 31, 2024 and there is a significant risk that we will be a PFIC for our current or any future taxable year. If we are a PFIC for any taxable year during which a U.S. Holder (as defined below) owns Common Shares, the U.S. Holder generally will be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and certain “excess distributions” and additional reporting requirements, unless the U.S. Holder makes (a) a qualified electing fund (“QEF”) election or a mark-to-market election for the first taxable year for which we are or were a PFIC and in which such U.S. Holder held (or was deemed to hold) such Common Shares and maintain such election or (b) a QEF election along with an applicable purging election (collectively, the “PFIC Elections”). Under proposed Treasury regulations relating to PFICs which have a retroactive effective date, the PFIC rules may apply to rights to acquire shares of a PFIC as if they were shares, and thus could apply to dispositions (other than exercises) of Warrants. PFIC Elections may not be made with respect to Warrants. U.S. Holders of Common Shares or Warrants should consult their tax advisors regarding the application of the PFIC rules to us and the risks of owning equity securities, including warrants, in a company that may be a PFIC.

As a result of making and maintaining a timely and valid QEF election (if eligible to do so), a U.S. Holder of Common Shares must include in income such U.S. Holder’s pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, whether or not distributed. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge. A subsequent distribution of such earnings and profits that were previously included in income should generally not be taxable as a dividend to such U.S. Holder. The tax basis of a U.S. Holder’s shares in a PFIC with respect to which a QEF election has been made will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC Annual Information Statement from us, to a timely filed U.S. federal income tax return for the tax year to which the election relates. In the event that we determine that we are a PFIC for U.S. federal income tax purposes for any taxable year, we will, upon request of a holder of Common Shares, provide a PFIC Annual Information Statement to such holder. Retroactive QEF elections generally may be made only by filing a protective statement with such federal income tax return and if certain other conditions are met or with the consent of the IRS. U.S. Holders are urged to consult their tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

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

Our Articles include provisions that may discourage takeover attempts, including a classified or “staggered” board.

Certain provisions in our articles (together with the articles of incorporation and notice of articles, the “Articles”) may have the effect of deterring coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and by encouraging prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include, among others:

•
the existence of a classified or “staggered” board;
•
the right of our Board of Directors to issue preferred stock and to determine the voting, dividend, and other rights of preferred stock without shareholder approval;
•
the ability of our directors, and not shareholders, to fill vacancies on our Board in most circumstances and to determine the size of our Board of Directors;
•
the requirement for two-thirds of the votes cast by shareholders on a special resolution in order to remove directors or amend certain provisions of the Articles; and
•
the absence of cumulative rights in the election of directors.

While these provisions are not intended to make us immune from takeovers, they will apply even if the offer may be considered beneficial by some shareholders and may delay or prevent an acquisition that our Board of Directors determines is not in the best interests of us and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Certain of our financing agreements place operating restrictions on its business, which may limit its flexibility to respond to opportunities and may have a material adverse effect on its business, financial condition and results of operations.

On May 16, 2023, we entered into a letter agreement with Investissement Quebec (“IQ”) and FEAC (the “IQ Letter Agreement”), in connection with IQ’s investment in the 2023 Convertible Notes. Among the terms of the IQ Letter Agreement, we agreed to comply with certain covenants that may restrict its ability to expand its operations or engage and pursue certain business opportunities.

From the time that IQ first holds our Common Shares until the earlier of (1) the date IQ ceases to hold at least 2% of our outstanding shares on a fully-diluted basis, and (2) the date that is five years after the date of the IQ Letter Agreement, unless we receive prior written consent from IQ: (i) we must maintain our head office in the Province of Québec, and (ii) we shall cause ours company to (A) maintain operations in the Province of Québec, (B) maintain a research and development center in the Province of Québec, and (C) engage at least 20 employees who are residents and work in the Province of Québec (the “Employment Threshold”), provided that, if in good faith, our Board of Directors determines that maintaining the Employment Threshold puts us at risk of bankruptcy, insolvency or determines that it is in the best interests of our Company to effect a general reduction in workforce, IQ shall not unreasonably withhold consent to reduce the Employment Threshold. Additionally, IQ will, for so long as IQ holds shares representing, in the aggregate, ownership of greater than 2% of our shares on a fully diluted basis, be permitted to have an observer attend any meeting of our Board of Directors subject to the terms and conditions of a board observer agreement to be negotiated in good faith between us and IQ.

Our compliance with these provisions may affect its ability to react to changes in industry conditions, take advantage of business opportunities it believes to be desirable, hire and retain critical personnel, execute or product development and commercialization initiatives, among other potential effects.

Risks Related to Our Common Shares and Warrants and to Being a Public Company

Sales of Common Shares, or the perception of such sales, by us or the Selling Holders in the public market or otherwise could cause the market price for our Common Shares to decline and certain Selling Holders still may receive a significant rate of return.

On November 13, 2024, we filed (i) a registration statement on Form S-3 (File No. 333-283202) (the “resale registration statement”) with the SEC to register the issuance of up to an aggregate of 8,511,968 Common Shares upon the exercise of a like number of Warrants as well as the resale from time to time by the selling securityholders named in the resale registration statement (the “Selling Holders”) of (a) up to 46,977,183 of our Common Shares (which includes 6,289,198 Common Shares that may be issued upon exercise of the Warrants); and (b) up to 6,289,198 of our Warrants and (ii) a universal shelf registration statement on Form S-3 (File No. 333-283201) (the “shelf registration statement”) with the SEC to register the issuance by us of up to $300 million of securities. The resale registration statement and the shelf registration statement each became effective November 21, 2024. The sale of Common Shares in the public market or otherwise, including sales pursuant to the resale registration statement or the shelf registration statement, or the perception that such sales could occur, could harm the prevailing market price of our Common Shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Resales of Common Shares may cause the market price of our securities to drop significantly, even if our business is doing well.

We have agreed, at our expense, to prepare and file the resale registration statement with the SEC. The Common Shares and Warrants being offered for resale in the prospectus which forms a part of the resale registration statement, represent approximately 92.2% of our total outstanding Common Shares and approximately 73.9% of our outstanding Warrants, respectively, as of the date of such prospectus.

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

Certain existing securityholders acquired their securities in our Company at prices that may be below the current trading price of such securities, and may experience a positive rate of return based on such current trading price. Future investors in our Company may not experience a similar rate of return.

Certain securityholders in the Company, including certain of the Selling Holders, acquired Common Shares or Warrants at prices that may be below the current trading price of such securities and may experience a positive rate of return based on such current trading price. On December 16, 2024, the closing price of our Common Shares was $6.30 per share and the closing price for our Warrants was $0.90 per warrant. Selling Holders in some instances may earn a significant positive rate of return on their investment depending on the market price of our Common Shares and Warrants at the time that such Selling Holders choose to sell their securities. The Selling Holders acquired the securities offered for resale in exchange for non cash consideration or at effective purchase prices that may range from significantly below to above current trading prices. Investors who purchase our Common Shares and Warrants on the Nasdaq may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the current trading price.

There is no assurance that Warrants will be and/or remain “in the money” prior to their expiration or that the holders of Warrants will elect to exercise any or all of their Warrants for cash; the Warrants may expire worthless.

The exercise price for our Warrants is $11.50 per Common Share. The Warrants will expire on October 31, 2028, the date that is five years after the completion of the Reverse Recapitalization (as defined herein).

The Warrants’ cashless exercise period ended when the Company’s registration statement on Form S-1 (File No. 333-275700) was declared effective on March 5, 2024. We will receive proceeds from Warrants only in the event that such Warrants are exercised for cash. We believe the likelihood that holders will exercise their Warrants will depend on the trading price of our Common Shares. If the market price for our Common Shares is less than the exercise price of Warrants, we believe the holders of Warrants will be unlikely to exercise them. If the market price for our Common Shares exceeds the exercise price of the Warrants, it is more likely that holders of the Warrants will exercise them.

There is no assurance that Warrants will be “in the money” prior to their expiration or that the holders of Warrants will elect to exercise any or all of their Warrants for cash. As such, the Warrants may expire worthless.

We will continue to incur increased costs as a result of operating as a public company, and the requirements for public companies may strain resources and divert management’s attention.

The individuals who constitute our management team have not previously managed our business, or in some cases any business, as a publicly traded company. Compliance with public company requirements places significant additional demands on management and will require them to enhance investor relations, legal, financial reporting and corporate communications functions. Our management is required to devote substantial time to maintaining and improving its internal controls over financial reporting and the requirements of being a public company. These additional efforts may strain resources and divert management’s attention from other business concerns and affect its ability to accurately report its financial results and prevent fraud, which could adversely affect our business and profitability.

We may be unable to satisfy Nasdaq’s continued listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject it to additional trading restrictions.

Our Common Shares and Warrants commenced trading on Nasdaq under the tickers “ENGN” and “ENGNW”, respectively, on November 1, 2023. We are required to meet Nasdaq’s continued listing requirements and may be unable to meet those requirements. Although our securities are listed on the Nasdaq as of the date of this Annual Report, we may be unable to maintain the listing of our securities in the future.

If we fail to meet the continued listing requirements and the Nasdaq delists our securities from its exchange, there could be significant material adverse consequences, including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our Common Shares are a “penny stock” which will require brokers trading in our Common Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•
a limited amount of news and analyst coverage for us; and
•
a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

We will continue to incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a publicly traded company, we will continue to incur significant legal, accounting and other expenses. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure for public companies, including the Dodd-Frank Act, the Sarbanes-Oxley Act, regulations related thereto and the rules and regulations of the SEC and Nasdaq, have increased the costs and the time that must be devoted to compliance matters. We expect these rules and regulations will increase our legal and financial costs and lead to a diversion of management time and attention from revenue-generating activities.

A market for our securities may not develop or be sustained, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to general market and economic conditions. An active trading market for our securities may never develop or, if it develops, it may not be sustained, which could have a material adverse effect on the liquidity and price of our securities.

The trading price of our Common Shares could be highly volatile, and purchasers of our Common Shares could incur substantial losses.

The price of our Common Shares is likely to be volatile. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Common Shares at or above the price at which they paid. The market price for our Common Shares may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

•
results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•
our ability to enroll patients in our future clinical trials;
•
our ability to obtain and maintain regulatory approval of detalimogene or any other product candidates we develop or additional indications thereof, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•
regulatory or legal developments in the United States and foreign countries;
•
changes in the structure of healthcare payment systems;
•
the success or failure of our efforts to develop, acquire, or license detalimogene or any future product candidates;
•
innovations, clinical trial results, product approvals and other developments regarding our competitors;
•
announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•
manufacturing, supply, or distribution delays or shortages;
•
any changes to our relationship with any manufacturers, suppliers, collaborators or other strategic partners;
•
achievement of expected product sales and profitability;
•
variations in our financial results or development timelines or those of companies that are perceived to be similar to us, including variations from expectations of securities analysts or investors;
•
market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•
trading volume of our Common Shares;
•
an inability to obtain additional funding;
•
sales of our Common Shares by us, our insiders or our shareholders;
•
general economic, industry, geopolitical and market conditions, such as military conflict or war, inflation and financial institution instability, or pandemic or epidemic disease outbreaks, many of which are beyond our control;
•
additions or departures of senior management, directors or key personnel;
•
intellectual property, product liability or other litigation against us or our inability to enforce our intellectual property;
•
changes in our capital structure, such as future issuances of securities and the incurrence of additional debt; and
•
changes in accounting standards, policies, guidelines, interpretations or principles.

We could be a target of securities class action and derivative lawsuits, which could result in substantial costs.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their shares have from time to time been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any adverse determination in litigation could also subject us to significant liabilities.

If securities or industry analysts do not publish research about us at all or publish inaccurate or unfavorable research about us or our business, the market price and/or the trading volume of our Common Shares could decline.

The trading market for our Common Shares will depend in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover us, then the market price for our Common Shares and Warrants could be adversely affected. If one or more of the analysts who cover us downgrade a recommendation with regard to our Common Shares, publish inaccurate or unfavorable research about us or our business, cease to cover us or fail to publish reports on it regularly, the market price and/or the trading volume of our Common Shares and Warrants could decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size, that are designed to identify, assess, and mitigate risks from current and emerging cybersecurity threats. Our cybersecurity procedures, which are informed by the National Institute of Standards and Technology cybersecurity framework, are supported by a third-party managed services provider that assists us in managing our IT systems. We maintain cyber insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks, and other related breaches.

Our cybersecurity procedures are comprised of a variety of tools designed to protect our data and information technology systems, including but not limited to endpoint protection and network security measures, that are supported by our third-party service providers. We also have a process to require our employees to undergo cybersecurity awareness training. Further, we plan to implement a process to review risks to our Company in connection with certain third-party providers and vendors, which we expect will involve assessments through vendor questionnaires, as appropriate.

To date, we have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party IT service providers and vendors have from time to time experienced threats that could affect our information or systems. For more information, see, “Risk Factors,” in this Annual Report.

Cybersecurity Governance

Our cybersecurity program is managed and directed by our Vice President, Information Technology, or IT, who has approximately 20 years of experience in information technology and information systems management. Our Vice President, IT reports to our Chief Financial Officer.

One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors does not have a standing risk management committee, and administers this oversight function both directly as a whole, and through various standing committees that address risks inherent in their respective areas of oversight. Our Audit Committee is responsible for overseeing the Company’s enterprise risk management processes as well as our policies with respect to risk assessment and risk management, which includes cybersecurity risk. A cybersecurity update is provided at least annually, or more frequently as needed, to the Audit Committee by members of management responsible for managing cybersecurity risks.

Item 2. Properties.

As of October 31, 2024, we have leased approximately 10,620 sq. feet of laboratory and office space at 4868 Rue Levy Montreal, QC H4R 2P1 and 6,450 sq. feet of office space at 200 Fifth Avenue, Waltham, Massachusetts 02451.

We believe our current facilities are sufficient for our current needs. To meet future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Shares and Warrants commenced trading on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively on November 1, 2023.

Shareholders

As of December 16, 2024, there were approximately 50,976,676 Common Shares issued and outstanding held of record by 64 holders, and approximately 8,511,968 Warrants held of record by 17 holders, each exercisable for one Common Share at a price of $11.50 per share. Additionally, we agreed to issue to the Lenders (as defined herein) Warrants to acquire up to 138,696 Common Shares, of which 62,413 have been issued. The actual number of holders of our Common Shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our Common Shares to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board of Directors at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of October 31, 2024

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	4,391,512	$6.17	2,752,889
Equity compensation plans not approved by security holders (3)	1,643,000	$8.69	—
Total	6,034,512	$6.88	2,752,889

(1) On October 31, 2023, upon completion of the Business Combination, the enGene Holdings Inc. 2023 Incentive Equity Plan became effective, which authorized enGene to issue 2,607,943 Common Shares under the plan, plus 2,706,941 Common Shares that are subject to outstanding grants under the enGene Inc. employee share option and equity incentive plans. On May 15, 2024, the Company’s shareholders approved the adoption of the Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan, which authorizes enGene to issue 4,554,169 Common Shares under the plan, plus 2,706,941 Common Shares that are subject to outstanding grants under the enGene Inc. employee share option and equity incentive plans.

(2) As part of the Business Combination, the 2,706,941 Common Shares subject to outstanding grants under the enGene Inc. employee share option and equity incentive plans were modified to have the exercises price converted from the Canadian Dollar to the United States Dollar, at the exchange rate in effect on the date immediately prior to the close of the Business Combination.

(3) Consists of Common Shares issuable upon exercise of outstanding stock options granted pursuant to the Nasdaq inducement grant exception as a component of employment compensation for employees. The inducement grants were approved by our compensation committee and were made as an inducement material to employees entering into employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

Recent Sales of Unregistered Securities

February 2024 PIPE Financing

On February 13, 2024, the Company entered into subscription agreements in connection with the February 2024 PIPE Financing (as defined herein) pursuant to which we issued and sold in a private placement 20,000,000 Common Shares at a price of $10.00 per share. The aggregate gross proceeds from the February 2024 PIPE Financing were $200 million, before deducting offering expenses of $12.4 million. The February 2024 PIPE Financing closed on February 20, 2024.

October 2024 PIPE Financing

On October 24, 2024, the Company entered into subscription agreements in connection with the October 2024 PIPE Financing (as defined herein) pursuant to which we issued and sold in a private placement 6,758,311 Common Shares at a price of $8.90 per share. The aggregate gross proceeds from the October 2024 PIPE Financing were $60.1 million, before deducting offering expenses of $3.8 million. The October 2024 PIPE Financing closed on October 29, 2024.

Cashless Warrant Exercises

Through October 31, 2024, 1,379,391 of the Company’s public Warrants were exercised by investors on a cashless basis, with such cashless Warrant exercises resulting in the issuance of 383,355 Common Shares.

The sales of the securities described above were exempt from the registration requirements of the Securities Act in reliance on the exemptions afforded by Section 4(a)(2) of the Securities Act with respect to the February 2024 PIPE Financing and October 2024 PIPE Financing, and Section 3(a)(9) of the Securities Act with respect to the Cashless Warrant Exercises. No sales involved underwriters, underwriting discounts or commissions or public offerings of securities of the Registrant.

Issuer Purchases of Equity Securities

We did not purchase any of our Common Shares or other equity securities during the quarter or fiscal year ended October 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, “we”, “our”, “us”, “enGene” and the “Company” refer to enGene Holdings Inc. and all of its subsidiaries following the consummation of the Reverse Recapitalization (as defined below). enGene Holdings Inc. is the publicly traded parent company resulting from the Reverse Recapitalization, in which shareholders of enGene Inc. and Forbion European Acquisition Company exchanged their shares for shares in enGene Holdings Inc.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements as of October 31, 2024 and 2023 and for the fiscal years ended October 31, 2024 and 2023, and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

We operate as a single operating segment focused on research, discovery, and clinical development of human genetic medicine products. Our fiscal year is the year ended October 31.

Overview

Business Overview

We are a clinical-stage biotechnology company focused on developing genetic medicines to improve the lives of patients suffering from bladder cancer. We are developing non-viral genetic medicines based on our novel and proprietary dually derived chitosan, or “DDX”, gene delivery platform, which allows localized delivery of complex genetic cargos directly to mucosal tissues and other organs. Our lead product candidate, detalimogene voraplasmid, or detalimogene, formerly known as EG-70, is a therapy designed to generate a local immune reaction in proximity to tumors. We believe this enables the immune system to durably clear the tumor and develop memory to resist recurrence. Because this treatment is designed to work by delivering genetic cargo to the broader tumor tissue environment rather than tumor cells specifically, we believe it has the potential to be widely utilized across tumor types. Currently, we are developing detalimogene as a monotherapy to treat non-muscle invasive bladder cancer (“NMIBC”) with carcinoma in situ (“CIS”) in patients that have been unresponsive to treatment with Bacillus Calmette-Guérin, or “BCG,” or what is referred to as “BCG-unresponsive NMIBC with CIS.” We are also exploring the clinical application of detalimogene to other forms of NMIBC, namely, papillary-only BCG-unresponsive NMIBC (i.e., NMIBC without CIS), as well as BCG-naïve NMIBC patients with CIS and BCG-exposed NMIBC patients with CIS (i.e., patients who have been treated with some BCG but who do not qualify as BCG-unresponsive in accordance with FDA and urology practice guidelines).

Our detalimogene program is currently enrolling patients in a combined Phase 1/2 open-label study with a pivotal cohort, referred to as “LEGEND”. The Phase 2 portion of LEGEND is enrolling three cohorts: cohort 1 is a pivotal cohort enrolling BCG-unresponsive NMIBC patients with CIS; cohort 2 is enrolling patients with BCG-naïve NMIBC patients with CIS (cohort 2a) and BCG-exposed NMIBC patients with CIS (cohort 2b); and cohort 3 is enrolling patients with BCG-unresponsive NMIBC who have papillary disease only (i.e., no CIS). In addition, our preclinical research is focused on expanding the cancer indications that can be treated with detalimogene as well as discovering new opportunities to apply our DDX technology platform to treat other indications with high unmet medical needs.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for our primary program, detalimogene voraplasmid, or detalimogene. We do not have any products approved for sale and have not generated any revenue from product sales. We operate as a single operating segment focused on research, discovery, and clinical development of detalimogene. Since our merger with Forbion European Acquisition Company (“FEAC”) (the “Reverse Recapitalization”), we have financed the Company through a series of Private Investment in Public Entity (“PIPE”) financings and debt facility with Hercules.

We have never been profitable and have incurred net losses since inception. Our net losses were $55.1 million and $99.9 million for the years ended October 31, 2024 and 2023, respectively. As of October 31, 2024 and 2023, we had an accumulated deficit of $254.7 million and $199.6 million, respectively, and cash and cash equivalents of $173.0 million and $81.5 million, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the ongoing LEGEND study of detalimogene, including the pivotal cohort of patients with BCG-unresponsive NMIBC, to completion; execute on our plan to file a Biologics License Application with the FDA in mid-2026; and pursue potential pipeline expansion via additional detalimogene development opportunities and other compounds. In addition, we expect to incur significant expenses as we establish medical affairs, sales, marketing and distribution infrastructure and capabilities to support the potential commercial launch of detalimogene and significant additional commercialization-related expenses, if and when detalimogene is approved. As a result, we expect to need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, or other capital sources, which could include potential collaboration agreements, strategic alliances, or licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.”

As of October 31, 2024, we had $173.0 million in cash and cash equivalents and $124.9 million in marketable securities, mainly US Treasury Bonds. We believe that our existing cash and cash equivalents and marketable securities as of October 31, 2024 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements included within this Annual Report. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, and as such there is no assurance that we will be able to do so in the future. See “Liquidity and Capital Resources” below.

Reverse Recapitalization

On October 31, 2023, the Company, FEAC, and enGene Inc., a corporation incorporated under the laws of Canada (now known as “enGene Inc” or “Old enGene”), consummated the merger (the “Reverse Recapitalization”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”).

The transaction was accounted for as a “reverse recapitalization” in accordance with U.S. GAAP. Under this method of accounting, FEAC was treated as the “acquired” company for financial reporting purposes. This determination is and was primarily based on the fact that subsequent to the Reverse Recapitalization, senior management of Old enGene continues as senior management of the combined company; Old enGene identifies a majority of the members of the board of directors of the combined company; the name of the combined company is enGene Holdings Inc. and it utilizes Old enGene’s current headquarters, and Old enGene’s operations comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Company is considered to be a continuation of Old enGene, with the net identifiable assets of FEAC deemed to have been acquired by Old enGene in exchange for Old enGene common shares accompanied by a recapitalization, with no goodwill or intangible assets recorded. The number of number of common shares, net loss per common share, the number of warrants to purchase common shares, and the number of stock options and the related exercise prices of the stock options issued and outstanding prior to the Reverse Recapitalization, have been retrospectively restated to reflect an exchange ratio of approximately 0.18048 (the “Exchange Ratio”) established in the Merger Agreement. Operations prior to the Reverse Recapitalization are those of Old enGene.

As a result of the Reverse Recapitalization, the Company became a publicly traded company, and listed its Common Shares and Warrants on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively, commencing trading on November 1, 2023, with Old enGene, a subsidiary of the Company continuing the existing business operations. Immediately after giving effect to the Reverse Recapitalization and the PIPE financing conducted by the Company as part of the Reverse Recapitalization (the “PIPE Financing”), the Company had 23,197,976 Common Shares and 10,411,641 Warrants outstanding.

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

Components of Our Results of Operations

Revenue

We do not have any product candidates approved for sale, have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products or from other sources in the near future, if at all. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, if ever. If our development efforts for our current lead product candidate, detalimogene, or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales and payments from such collaboration or license agreements.

Operating Expenses

Research and Development

Research and development expenses account for a significant portion of our operating expenses and consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

Direct Costs:

•
expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our clinical trials; CDMOs that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
•
the cost of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;
•
costs of outside consultants, including their fees, share-based compensation and related travel expenses;
•
costs related to compliance with quality and regulatory requirements;
•
payments made under third-party licensing agreements; offset by
•
refundable tax credits, which were moved to the direct expense category in 2023 to conform with current year presentation.

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

Research and development activities are central to our business model. Currently, the Company’s sole research and development facility is located in Montreal, Quebec, Canada. We expect that our research and development expenses will continue to increase for the foreseeable future as we progress our ongoing Phase 1/2 clinical trial for detalimogene, continue to discover and develop additional product candidates, expand our headcount and maintain, expand and enforce our intellectual property portfolio. If detalimogene or any future product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

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

Any changes in the outcome of any of these variables with respect to the development of detalimogene or any future product candidates in nonclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any clinical trials following the applicable regulatory authority’s acceptance and clearance, we could be required to expend significant additional financial resources and time to complete clinical development than we currently expect. We may never obtain regulatory approval for any product candidates that we develop.

The successful development of detalimogene or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of detalimogene and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of detalimogene or any future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development.

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

Other (Income) Expense, Net

Change in fair value of convertible debenture embedded derivative liabilities

Old enGene’s convertible debentures consisted of a debt instrument, a minimum interest obligation, and a share conversion feature. Old enGene identified embedded derivatives related to share conversion features within the convertible notes that required bifurcation as a single compound derivative instrument and were classified as liabilities on our consolidated balance sheets. The convertible debenture embedded derivative liabilities were initially recorded at fair value upon the date of issuance using a probability weighted expected return model and were subsequently remeasured to fair value at each reporting date. The estimated probability and timing of underlying events triggering the conversion features contained within the convertible debentures are inputs used to determine the estimated fair value of the embedded derivative. Changes in the fair value of the convertible debenture embedded derivative liabilities were recognized in change in fair value of convertible embedded derivative liabilities as a component of other expense in our consolidated statements of operations and comprehensive loss. Upon the close of the Reverse Recapitalization, Old enGene’s convertible debentures were exchanged for Common Shares of the Company, or settled through repayment, resulting in an extinguishment of the convertible debentures and related embedded derivative liabilities.

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

The warrants issued by Old enGene as part of the 2023 Financing (as defined herein) (the “2023 Warrants”) were concluded to be freestanding, liability classified instruments upon issuance, which were subsequently reclassified to equity upon the consummation of the Reverse Recapitalization. The fair value of the 2023 Warrants was estimated based on the underlying quoted market price of the FEAC public warrants, prior to the close of the Reverse Recapitalization. The 2023 Warrants were classified as a Level 2 measurement given they were substantially similar to FEAC public warrants. The 2023 Warrants were initially measured at fair value and were subsequently remeasured at fair value with any changes in fair value recorded as a component of other expense in our consolidated statements of operations and comprehensive loss, so long as they remain liability classified. Upon the execution of the PIPE Financing and consummation of the Reverse Recapitalization, the 2023 Warrants were reclassified to equity as the number of warrants became fixed and it was determined that the warrants met the fixed for fixed criteria that is required for a contract to be considered indexed to the Company’s own stock as prescribed by Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

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

Interest Income

Interest income is associated with our interest-bearing cash and cash equivalents and marketable securities.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of October 31, 2024 and 2023, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Years Ended October 31, 2024 and 2023

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Year Ended October 31,
	2024	2023	Change
Operating expenses:
Research and development	$38,315	$16,458	$21,857
General and administrative	23,982	9,602	14,380
Total operating expenses	62,297	26,060	36,237
Loss from operations	62,297	26,060	36,237
Other (income) expense, net:
Change in fair value of convertible debenture embedded derivative liabilities	—	21,421	(21,421)
Change in fair value of warrant liabilities	—	(10,849)	10,849
Change in fair value of convertible debentures	—	56,212	(56,212)
Interest income	(10,413)	(1,117)	(9,296)
Interest expense	2,798	4,953	(2,155)
Loss on extinguishment and modifications of debentures	—	3,091	(3,091)
Gain on extinguishment of debt	366	—	366
Other expense, net	113	129	(16)
Total other (income) expense, net	(7,136)	73,840	(80,976)
Net loss before income tax	55,161	99,900	(44,739)
Provision for (recovery of) income tax	(19)	17	(36)
Net loss	$55,142	$99,917	$(44,775)

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Year Ended October 31,
	2024	2023	Change
Direct costs:
Detalimogene	$24,772	$7,965	$16,807
Preclinical programs	762	620	142
Total direct research and development expenses	25,534	8,585	16,949
Indirect costs:
General research and platform personnel related costs	11,155	6,350	4,805
Unallocated laboratory, facility support and patent costs	1,626	1,523	103
Total indirect research and development expenses	12,781	7,873	4,908
Total research and development expenses	38,315	16,458	21,857

Research and development expenses increased by $21.9 million from $16.5 million for the year ended October 31, 2023 to $38.3 million for the year ended October 31, 2024. This increase was attributable to the following:

•
a $16.8 million increase in detalimogene direct expense is a result of our increasing clinical and manufacturing activities to advance our LEGEND study of detalimogene in BCG-unresponsive NMIBC, and prepare for our planned Biologics License Application submission; and
•
a $4.8 million increase in personnel-related costs primarily due to an increase in share-based compensation expenses and in employee headcount. Included within personnel-related costs is $1.8 million and $0.8 million of share-based compensation, for the years ended October 31, 2024 and 2023, respectively.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Year Ended October 31,
	2024	2023	Change
Personnel-related expenses	$12,344	$4,780	$7,564
Professional fees	7,443	3,297	4,146
Patent maintenance and legal fees	1,879	1,132	747
Other expenses	2,316	393	1,923
Total general and administrative expenses	$23,982	$9,602	$14,380

General and administrative expenses increased by $14.4 million from $9.6 million for the year ended October 31, 2023 to $24.0 million for the year ended October 31, 2024. This increase was primarily attributable to the following:

•
a $7.6 million increase in personnel-related expenses primarily driven by share-based compensation expense and in employee headcount. Included within personnel-related costs is $3.5 million and $2.6 million of share-based compensation, for the years ended October 31, 2024 and 2023, respectively;
•
a $4.1 million increase in costs related to professional fees primarily driven by accounting and audit related fees; and
•
a $1.9 million increase in other expenses driven by directors and officers' insurance expense as a result of operating as a public company.

Other (Income) Expense, Net

Other (income) expenses, decreased by approximately $81.0 million from expense of $73.8 million for the year ended October 31, 2023 to income of $7.1 million for the year ended October 31, 2024. This increase is attributable to a $9.3 million increase in interest income earned in the current period from larger cash balances arising from the February 2024 PIPE Financing and the October 2024 PIPE Financing (collectively, the “2024 PIPE Financings”), a $2.2 million decrease in interest expense as expense associated with the conversion and repayments of our convertible debentures were no longer applicable to the current period (only interest expense that was incurred related to the debt facility with Hercules Capital in the current period), a $66.8 million net expense from the change in fair value of warrant and convertible debt liabilities during the year ended October 31, 2023 that were no longer applicable to the current period as the associated instruments were settled upon the close of the Reverse Recapitalization, and a $3.1 million loss on extinguishment of debt during the year ended October 31, 2023 as compared to $0.4 million gain on extinguishment of debt that was incurred during the current year.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of October 31, 2024, we had $173.0 million in cash and cash equivalents and $124.9 million in marketable securities, and we had an accumulated deficit of $254.7 million. Since the Reverse Recapitalization, we have financed our operations primarily through proceeds received through PIPE financings and debt facility with Hercules. Our recent sources of liquidity include the $200.0 million from the February 2024 PIPE Financing, net of issuance costs of $12.4 million, and the $60.1 million from the October 2024 PIPE Financing, net of issuance costs of $3.8 million.

Based on our current operating plans, we expect our cash and cash equivalents as of October 31, 2024 will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the consolidated financial statements included within this Annual Report, without giving effect to any potential milestone debt tranches we may be eligible to drawdown further under our debt facility with Hercules. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

Cash Flows

Comparison of the years ended October 31, 2024 and 2023

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Year Ended October 31,
	2024	2023
Net cash used in operating activities	$(48,281)	$(24,743)
Net cash used in investing activities	(125,953)	(318)
Net cash provided by financing activities	265,716	86,147
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	$91,483	$61,087

Net Cash Used in Operating Activities

Net cash used in operating activities for the fiscal year ended October 31, 2024 was $48.3 million and was primarily due to our net loss of $55.1 million, partially offset by adjustments for non-cash charges totaling $6.8 million. Further changes were driven by the receipt of a $2.0 million refundable investment tax credit and a $1.9 million increase in other net working capital adjustments.

Net cash used in operating activities for the fiscal year ended October 31, 2023 was $24.7 million and was primarily due to our net loss of $99.9 million, partially offset by adjustments for non-cash charges totaling $75.7 million. Further changes were driven by a $1.0 million increase in investment tax credit receivables and a $0.5 million decrease in other net working capital adjustments.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the fiscal years ended October 31, 2024 and 2023 was $125.9 million and $0.3 million, respectively, consisting of purchases of marketable securities during the current year and property and equipment during each year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the fiscal year ended October 31, 2024 was $265.7 million, primarily resulting from $260.1 million received from the 2024 PIPE Financings, which were partially offset by issuance costs of $12.4 million, $22.5 million received from the Term Loan (as defined herein), which was offset by $9.4 million in principal repayments of the Prior Term Loan, $6.1 million from exercise of common share warrants and stock options, offset by $0.6 million in debt issuance costs paid as part of the Term Loan, and $0.6 million of SPAC transaction costs paid to FEAC in connection with the Reverse Recapitalization.

Net cash provided by financing activities for the fiscal year ended October 31, 2023 was $86.1 million, resulting from proceeds of $38.0 million received from the issuance of convertible debentures, and $64.3 million gross proceeds received from the PIPE Financing and Reverse Recapitalization, partially offset by the repayment of scheduled principal payments of the Hercules term loan of $1.6 million, full repayment of the BDC convertible debentures of $3.2 million, payment of debt issuance costs of $0.9 million and payment of transaction costs in connection with the Reverse Recapitalization and PIPE Financing of $10.5 million.

Hercules Loan Agreement

On December 30, 2021, we entered into a Loan and Security Agreement (the “Prior Loan Agreement”) with Hercules for the issuance of a term loan facility of an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). The Prior Loan Agreement has remained in place after the consummation of the Reverse Recapitalization, until its amendment and restatement in December 2023, as discussed below. The Prior Loan Agreement provided for (i) an initial term loan advance of $7.0 million, which closed on December 30, 2021, (ii) subject to the achievement of certain Clinical Milestones (the “Clinical Milestone”), a right of the Company to request that the Lender make additional term loan advances to us in an aggregate principal amount of up to $4.0 million from the achievement of the Clinical Milestone through June 15, 2022, which was drawn in June 2022, and (iii) subject to the achievement of certain financial milestones (the “Financial Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $9.0 million from achievement of the Financial Milestone through December 15, 2022, which was not achieved. We were required to pay an end of term fee (the “Prior Term Loan End of Term Charge”) equal to 6.35% of the aggregate principal amount of the Prior Term Loans advances upon repayment. The financing agreement contained negative covenants that, among other things and subject to certain exceptions, could have restricted our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness.

The Prior Term Loan was scheduled to mature on July 1, 2025, with no option for extension (the “Prior Term Loan Maturity Date”).

Under the Prior Loan Agreement, Old enGene agreed to issue to Hercules warrants (the “Old Hercules Warrants”) to purchase a number of shares of Old enGene’s redeemable convertible preferred shares at the exercise price equal to 2.5% of the aggregate amount of the Prior Term Loans that are funded, as such amounts are funded. Old enGene issued a total of 133,692 warrants to purchase Class C redeemable convertible preferred shares. Upon the close of the Reverse Recapitalization, the Old Hercules Warrants, along with all other warrants to purchase shares of Old enGene's redeemable convertible preferred shares, were surrendered for no consideration.

Amended Loan and Security Agreement

On December 22, 2023 (the “Hercules Closing Date”), we entered into an amended and restated loan and security agreement (the “Amended Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (with Hercules, the “Lenders”). The Amended Loan Agreement amends and restates in its entirety the Prior Loan Agreement with Hercules dated December 30, 2021.

As of October 31, 2024, the Amended Loan Agreement provides for a term loan facility of up to $50.0 million available in multiple tranches (the “Term Loan”), as follows: (i) an initial term loan advance (the “Tranche 1 Advance”) that was made on the Hercules Closing Date of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Loan Agreement, (ii) subject to the achievement of the specified interim milestone (the “Interim Milestone”) and satisfaction of certain other conditions precedent, our right to request that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $7.5 million from the achievement of the Interim Milestone through the earlier of (x) 60 days following the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which we may request from time to time up to and including the Amortization Date (as defined below) that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $20.0 million. We are required to pay upon the earlier of January 1, 2028 (the “Maturity Date”) or payment in full of the Term Loans, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loans (the “End of Term Charge”). We are also required to pay on July 1, 2025 or, if earlier, the date we prepay the Term Loans, approximately $0.7 million representing the Prior Term Loan End of Term Charge (the Prior Term Loan End of Term Charge and End of Term Charge, collectively the “End of Term Charges”).

The Term Loans mature on January 1, 2028, with no option for extension.

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through the “Amortization Date”, which is either: (x) July 1, 2025 or (y) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (z) if the Interim Milestone and certain clinical milestones are achieved and there has been no default under the Amended Loan Agreement, July 1, 2026. After the Amortization Date, the outstanding Term Loans and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date.

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

We accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, we recorded a loss of $0.4 million as a component within other income and expense in our consolidated statement of operations during the year ended October 31, 2024, which represented the reacquisition price of the debt, including fees and the initial fair value of the warrants to the Lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

As of October 31, 2024, we had outstanding borrowings of $22.5 million under the Amended Loan Agreement and incurred $2.2 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan.

In connection with the Amended Loan Agreement, we also agreed to issue to the Lenders in connection with each advance of Term Loans warrants to purchase that number of our Common Shares as shall be equal to 2% of the aggregate principal amount of such Term Loan advance divided by the Warrant per share exercise price of $7.21 (which exercise price equals the ten-day volume weighted average price for the ten (10) trading days immediately preceding the Hercules Closing Date and is subject to customary adjustments under the terms of the Warrants) (the “Hercules Common Share Warrants”). The Hercules Common Share Warrants are exercisable for a period of seven years from issuance. On the Hercules Closing Date, we issued to the Lenders 62,413 Hercules Common Share Warrants in connection with the Tranche 1 Advance of the Term Loan. Under the terms of the Amended Loan Agreement, the maximum number of Hercules Common Share Warrants and underlying Common Shares of the Company that could be issued is 138,696.

As of October 31, 2024 and October 31, 2023 the carrying value of the note payable consists of the following (in thousands):

	Year Ended October 31,
	2024	2023
Note payable, including End of Term Charge	$24,663	$10,144
Debt discount, net of accretion	(1,673)	(474)
Accrued interest	182	108
Note payable, net of discount	$23,172	$9,778

During the fiscal years ended October 31, 2024 and 2023, the Company recognized $2.2 million and $1.8 million of interest expense related to the Loan Agreement, respectively.

As of October 31, 2023, the Company classified $0.6 million of the note payable as current, which represents the principal payments due and amortization of the debt discount between October 31, 2023 and the date the Term Loan was amended in December 2023 (see below). Subsequent to the amendment to the Term Loan, we are not required to make any principal payments until at least July 1, 2025.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and payment-in-kind interest as of October 31, 2024 are as follows:

2025	$699
2026	8,417
2027	10,987
2028	5,161
Total principal payments, including End of Term Charge	$25,264

The Hercules Term Loan is our only outstanding debt instrument at October 31, 2024.

First Amendment to Amended and Restated Loan and Security Agreement

On December 18, 2024, the Company entered into the First Amendment to Amended and Restated Loan and Security Agreement with Hercules, which amended the Amended Loan Agreement. See “Notes to the Financial Statements—Note 19, Subsequent Events” for additional information.

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

Based on our current operating plan, we believe that our cash on hand is sufficient to fund our operations for at least the next 12 months from the date of issuance of our consolidated financial statements included in this Annual Report. We could use our available capital resources sooner than we currently expect. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:

•
the initiation, timing, costs, progress and results of our planned clinical trials of detalimogene and any other product candidates we develop;
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
•
the costs to acquire or in-license any products, product candidates or technologies;
•
the costs associated with maintaining, expanding and protecting our intellectual property portfolio, including costs involved in prosecuting and enforcing patent and other intellectual property claims;
•
the costs of manufacturing detalimogene and any other product candidates we develop by third parties;
•
the cost of establishing commercial launch capabilities in anticipation of a potential regulatory approval of detalimogene or any other product candidates we develop;
•
the cost of commercialization activities if detalimogene or any future product candidates we develop are approved for sale, including marketing, sales and distribution costs ;
•
our efforts to add operational, financial and management information systems, enhance existing operational, financial and management information systems and hire additional personnel, including personnel to support development of our product candidates, commercial launch preparation and commercialization efforts and our other operations as a public company; and
•
the costs of operating as a public company.

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

Old enGene was eligible to claim Canadian federal and provincial tax credits as a Canadian controlled private corporation (“CCPC”) on eligible scientific research and experimental development (“SR&ED”) expenditures through September 2023, at which time the Company lost its status as a CCPC in connection with the Reverse Recapitalization. As such, the Company is no longer eligible for cash refunds on federal tax credits earned with respect to federally eligible SR&ED expenditures. Following the loss of CCPC status, the Company’s federal SR&ED tax credits are earned at a lower rate and may only be used to offset future federal taxes payable. Provincial tax credits earned in Québec in relation to SR&ED expenditures are anticipated to continue to result in a cash refund to the Company, albeit at a reduced rate.

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

We paid NTC an initial, upfront fee of $50 thousand which was recorded as research and development expense upon entering into the License Agreement. Beginning on the first anniversary of the effective date of the License Agreement and on each subsequent anniversary, we are required to pay NTC a $50 thousand annual maintenance fee until the first sale of a product for which a royalty is due. We are also required to make a payment to NTC of $50 thousand upon assigning the License Agreement to a third-party. The License Agreement provides for a one-time payment of $50 thousand for the first dose of a product covered by a valid claim of a licensed patent (a “Milestone Product”) in the first patient in a Phase 1 clinical trial or, if there is no Phase 1 clinical trial, in a Phase 2 clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a Milestone Product by the U.S. Food and Drug Administration. The first milestone related to the first dose of a Milestone Product, was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a Milestone Product, has not yet been achieved as of the year ended October 31, 2024. We are also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by us, our affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the License Agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country. In the event that we or any of our affiliates or sublicensees manufactures any GMP lot of a licensed product, then we or any such affiliate or sublicensee will be obligated to pay NTC an amount per manufactured gram of GMP (or its equivalent) lot of product, which varies based on the volume manufactured. Such manufacturing payment will expire on a product-by-product basis upon receipt of regulatory approval to market a product in any country in the licensed territory.

For a more detailed description of this agreement, see “Item 1. Business—Intellectual Property—Strategic License Agreement” and “Notes to the Financial Statements—Note 8, License Agreement and Clinical Research Organization” included elsewhere in this Annual Report.

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

On January 1, 2024, we entered into a lease agreement, in which we are sub-leasing approximately 6,450 square feet of office space located at 200 Fifth Avenue, Waltham, Massachusetts 02451. We will make an aggregate amount of base rental payments of $0.5 million, under the initial term of the lease, which is set to expire on December 30, 2026 and does not have an option to renew.

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

The Company does not have material capital expenditure commitments at October 31, 2024.

Critical Accounting Estimates for the years ended October 31, 2024 and 2023

This management’s discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

While our accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

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

For all stock options granted at fair value of the underlying Common Shares at the time of the grant with service-based vesting, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of our Common Shares (prior to the Reverse Recapitalization) expected share price volatility, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. We determine the volatility for awards granted based on an analysis of reported data for a group of guideline companies that have issued options with substantially similar terms. The expected volatility has been determined using a weighted average of the historical volatility measures of this group of guideline companies. The expected option term for share-based awards with only service-based vesting was calculated based on the simplified method, which uses the midpoint between the vesting date and the contractual term, as we do not have sufficient historical data to develop an estimate based on participant behavior. The expected option term for performance-based awards has been determined considering the characteristics of the award, contractual life, the timing of the expected achievement of the performance conditions, the remaining time-based vesting period, and comparison to expected terms used by peers. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, cash dividends on our Common Shares; therefore, the expected dividend yield is assumed to be zero.

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

Subsequent to the consummation of the Reverse Recapitalization, the fair value of the Common Shares used in the Black-Scholes option-pricing model to determine the fair value of the stock option will be determined based on the quoted price of our Common Shares. Further, there were no performance conditions outstanding subsequent to the consummation of the Reverse Recapitalization.

Our share-based compensation expense is recorded in general and administrative and research and development expenses in the Company’s consolidated statements of operations and comprehensive loss. We recorded share-based compensation expense of $5.3 million and $3.5 million for the fiscal years ended October 31, 2024 and 2023, respectively.

Old enGene’s Board of Directors granted 1,046,764 options to employees on July 7, 2023 for non-voting common shares of Old enGene at an exercise price of $5.87 CAD ($4.24 USD). The exercise price of $5.87 CAD ($4.24 USD) was approved by Old enGene's Board of Directors and determined to be equal to the fair value of its common shares on the grant date based on a valuation performed by an independent third-party valuation specialist and considering (i) the lapse of time between the date of the valuation as of May 31, 2023 and the grant of the award was limited, and (ii) events between the valuation date and grant date that would affect the valuation of common shares. Significant assumptions used in the valuation to determine the fair value of common shares included expected value of common shares, discount rate, DLOM, and the expected timing of a future liquidity event such as an initial public offering, SPAC transaction or sale of Old enGene, in light of prevailing market conditions. These options were not exercisable unless and until the completion of the Merger Agreement and there was an effective registration statement for the shares underlying such granted options and the options would have terminated automatically in the event of the termination of the Merger Agreement. We valued these awards at the grant date using Black-Scholes pricing model in which the fair value of the stock on the grant date was equal to the exercise price of the award. Upon meeting the exercisability conditions, 794,643 of the issued options were fully vested and exercisable, and the remaining 252,121 options vest over varying terms up to four years. We recognize compensation expense when achievement of the performance condition is deemed probable using an accelerated attribution method, as if each vesting tranche was treated as an individual award.

C-Level Transition Agreements

On February 13, 2024, the Company (through its subsidiary, enGene USA, Inc.) entered into a Transition and Modification Agreement (the “Transition Agreement”) with the Company's former Chief Executive Officer, Jason Hanson, which amended and modified the Employment Agreement, dated November 8, 2023, between Mr. Hanson and enGene USA (the “Hanson Employment Agreement”). On July 23, 2024, the Company (through its subsidiary, enGene USA, Inc.) and Mr. Hanson entered into the Amendment to Transition and Modification Agreement (the “TMA Amendment”), which further amended the Transition Agreement. Under the terms of the Hanson Employment Agreement as amended by the Transition Agreement and TMA Amendment (the “Amended Employment Agreement”) Mr. Hanson is entitled to:

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

Mr. Hanson’s resignation was effective as of July 19, 2024 in connection with the Company’s appointment of a new chief executive officer. On July 20, 2024, enGene appointed Ronald H. W. Cooper as Chief Executive Officer of the Company and as director of the Company's Board of Directors.

Additionally, in 2024, the Company entered into a Severance Agreement with each of three former employees, including the former Chief Medical Officer and the former Chief Scientific Officer. Under the terms of Severance Agreement, the employees are entitled to twelve months of continued pay and health insurance benefits; a payment of a 2024 target annual bonus prorated through the last day of employment, acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination and an extended expiry period, which resulted in a stock-based compensation modification. Under the terms of the severance agreements, 231,684 stock option awards were modified to allow for an extended exercise period as described above. As of October 31, 2024, the Company recognized incremental stock based compensation expense of $0.5 million related to the severance agreements.

Critical Accounting Estimates for the year ended October 31, 2023

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

Recoverability of Investment Tax Credits Receivable

In September 2023 we lost our status as a Canadian controlled private corporation (“CCPC”) and as a result, the rates at which we can claim Canadian federal and provincial tax credits on eligible SR&ED expenditures are reduced. The Canadian federal government offers a tax incentive to companies performing research and development activities in Canada and this tax incentive can be refunded or used to reduce federal income taxes in Canada otherwise payable. Such credits, if not refunded or used in the year earned, can be carried forward for a period of twenty years. Upon the loss of our CCPC status, the federal tax credit is no longer refundable. The Quebec provincial government offers a similar refundable incentive. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities, the resulting adjustments of which could be significant. Following the loss of CCPC status, and as we continue to grow and expand our research and development activities outside of Canada, we anticipate our SR&ED tax credits to decrease over time.

During the fiscal years ended October 31, 2024, and 2023, we recorded $0.4 million and $1.1 million, respectively, as a reduction of research and development expense associated with SR&ED investment tax credits. We have outstanding investment tax credits receivable of $0.3 million and $2.3 million as of October 31, 2024, and 2023, respectively.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined by the JOBS Act. Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to opt out of such extended transition period. In addition, for so long as we are an emerging growth company, we are permitted and intend to take advantage of exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of FEAC’s IPO, which occurred on December 14, 2021, (b) in which we have total annual revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common shares held by non-affiliates exceeds $250 million as of the prior April 30, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our common shares held by non-affiliates exceeds $700 million as of the prior April 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial reporting with that of other public companies difficult or impossible. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations including regarding executive compensation.

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to our annual consolidated financial statements included elsewhere in this Annual Report and disclosed above, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, under the supervision of and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the years ended October 31, 2023 and 2022, material weaknesses were identified, as defined under the Exchange Act, in our internal control over financial reporting, of which some continue to exist at October 31, 2024.

Based on our assessment, management concluded that, as of October 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal controls over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of October 31, 2024, our internal control over financial reporting was not effective due to the unremediated material weaknesses 1, 4 and 5 described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses identified at October 31, 2023 and 2022 related to:

1.
lack of formal policies, procedures and controls related to the design of internal controls over financial reporting, including risk assessment process and control activities for certain key financial reporting processes. We did not design and maintain an effective control environment commensurate with the financial reporting requirements of a public company. This resulted in our inability to consistently design and maintain formal accounting policies, procedures and controls or establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives;
2.
lack of sufficient accounting and financial reporting personnel to perform appropriate accounting analysis and review procedures;
3.
lack of personnel with requisite knowledge and experience in the application of GAAP;
4.
general information technology controls (“GITCs”) that were not designed appropriately. Specifically, we did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately; and
5.
lack of appropriate segregation of duties in the preparation and review of account reconciliations and journal entries.

Based on the remediation efforts described below, material weakness 2 and 3 have been fully remediated as of October 31, 2024.

Notwithstanding these material weaknesses, management has concluded that the Company’s audited consolidated financial statements as at October 31, 2024 and 2023 present fairly, in all material respects, the financial position of the Company, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. GAAP. These material weaknesses did not result in adjustments to the Company's previously released consolidated financial results. However, because the material weaknesses create a reasonable possibility that a material misstatement to our financial statements would not be prevented or detected on a timely basis, we concluded that as of October 31, 2024 the internal control over financial reporting was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

Remediation Efforts to Address the Material Weakness

Based on the remediation efforts described below, material weaknesses 2 and 3 noted above have been fully remediated as of October 31, 2024. Substantial progress has been made related to material weaknesses 1 and 5. Remediation efforts to date include the following:

•
we hired finance and accounting personnel with adequate experience and U.S. GAAP knowledge, including Chief Financial Officer;
•
we established adequate review and approval processes and procedures based on roles and responsibilities of each accounting members;
•
we are implementing a risk assessment over financial reporting controls;
•
we are designing and implementing policy, procedures and controls around key business and financial reporting process;
•
we are implementing new software tools with adequate set up to ensure segregation of duties; and
•
we have engaged a professional accounting services firm to help with the documentation and assessment of our internal controls for complying with the Sarbanes-Oxley Act;

While significant progress has been made to enhance our internal control over financial reporting, further testing is necessary before we can conclude full remediation to material weaknesses 1 and 5. We also require additional time to design appropriate GITCs (material weakness 4). Additional time is required to complete the remediation over ineffective policies, procedures and controls related to financial reporting, GITCs and segregation of duties to demonstrate the sustainability of these remediation actions.

Inherent Limitations on Effectiveness of Controls

Our management, including our Principal Executive Officer and Principal Financial Officer, concluded that, as of October 31, 2024, our disclosure controls and procedures and internal control over financial reporting were not effective at a reasonable assurance level due to the material weaknesses described above. However, our management does not expect that effective disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Changes in our internal control over financial reporting during the year ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described above. Other than the items discussed above, there were no other changes in our internal control over financial reporting during the fourth quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report and will be incorporated by reference from our definitive proxy statement relating to our 2025 annual meeting of shareholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2025 Proxy Statement. We expect to file our 2025 Proxy Statement with the SEC within 120 days of October 31, 2024.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K regarding executive compensation will be included in our 2025 Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2025 Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.
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

4.6

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 4.6 to enGene’s Annual Report on Form 10-K filed with the SEC on January 29, 2024).

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

10.8

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

10.11

Waiver and Consent Letter, dated September 13, 2023, by and among FEAC, enGene Inc. and enGene Holdings Inc. (incorporated by reference to Exhibit 10.22 to enGene’s Form S-4/A Registration Statement Registration No.: 333-273851 filed with the SEC on September 26, 2023).

10.12	enGene Holdings Inc. 2023 Incentive Equity Plan (incorporated herein by reference to Exhibit 10.20 of enGene’s Current Report on Form 8-K filed with the SEC on October 31, 2023).
10.13

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

10.17	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 of enGene’s Current Report on Form 8-K filed with the SEC on October 31, 2023).
10.18	Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on May 15, 2024).
10.19

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.01 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).#

10.21

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and James C. Sullivan (incorporated herein by reference to Exhibit 10.03 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).#

10.22

Employment Agreement, dated December 13, 2023, by and between enGene USA, Inc. and Ryan Daws (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on December 13, 2023).#

10.23

Employment Agreement, dated November 29, 2023, by and between enGene USA, Inc. and Richard Bryce (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on November 29, 2023).#

10.24

Transition and Modification Agreement, dated February 13, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).#

10.25

Employment Agreement, dated April 22, 2024, by and between enGene USA, Inc. and Lee Giguere (incorporated by reference to Exhibit 10.2 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on June 14, 2024).#

10.26

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Ronald H. W. Cooper. (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).#

10.27

Amendment to Transition and Modification Agreement, dated July 23, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).#

10.28

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Raj Pruthi (incorporated herein by reference to Exhibit 10.3 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.29

Transition Services Agreement and General Release, dated July 16, 2024, by and between enGene USA, Inc. and Richard Bryce (incorporated herein by reference to Exhibit 10.4 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.30

Inducement Grant Agreement, dated July 22, 2024, by and between enGene Holdings Inc. and Ronald H. W. Cooper (incorporated herein by reference to Exhibit 10.5 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.31

Amended and Restated Employment Agreement, dated October 16, 2024, by and between enGene USA, Inc. and Alexander Nichols (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 21, 2024).#

10.32*	Amended and Restated Employment Agreement, dated October 21, 2024, by and between enGene Inc. and Anthony T. Cheung.#
10.33*	Employment Agreement, dated October 21, 2024, by and between enGene USA, Inc. and Joan Connolly.#
10.34*	Separation and General Release Agreement, dated October 16, 2024, by and between enGene USA, Inc. and James Sullivan.#
10.35

Amended and Restated Loan and Security Agreement, dated December 22, 2023, by and among enGene Holdings Inc., enGene Inc. and enGene USA, Inc., as borrower, Hercules Capital, Inc., as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to enGene’s Current Report on Form 8-K filed with the SEC on December 28, 2023). †+

10.36*	First Amendment to Amended and Restated Loan and Security Agreement, dated December 18, 2024. †+
10.37	Form of Subscription Agreement, dated February 13, 2024 (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).

10.38	Form of Subscription Agreement, dated October 24, 2024 (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 25, 2024).
19.1*	Insider Trading Policy.
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 31, 2023).
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Portions of this exhibit are redacted in accordance with Regulation S-K Item 601(b)(10)(iv).

# Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

enGene Holdings Inc.

Date: December 19, 2024	By:	/s/ Ronald H. W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald H. W. Cooper	Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2024
Ronald H. W. Cooper

/s/ Ryan Daws	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 19, 2024
Ryan Daws

/s/ Jasper Bos	Director	December 19, 2024
Jasper Bos

/s/ Gerald Brunk	Director	December 19, 2024
Gerald Brunk

/s/ Dr. Richard Glickman	Director	December 19, 2024
Dr. Richard Glickman

/s/ Paul Hastings	Director	December 19, 2024
Paul Hastings

/s/ Wouter Joustra	Director	December 19. 2024
Wouter Joustra

/s/ Lota Zoth	Director	December 19, 2024
Lota Zoth

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
enGene Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of enGene Holdings Inc. (the “Company”) as of October 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred shares and shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Montreal, Canada

December 19, 2024

ENGENE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	October 31, 2024	October 31, 2023
Assets
Current assets:
Cash and cash equivalents	$173,004	$81,521
Marketable securities - short term	65,328	—
Restricted investments	72	76
Investment tax credits receivable	332	2,343
Prepaid and other current assets	8,626	1,500
Total current assets	247,362	85,440
Marketable securities - long term	59,527	—
Property and equipment, net	1,169	589
Operating lease right of use asset	1,741	—
Other assets	1,374	930
Total assets	$311,173	$86,959
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,411	$1,156
Accrued expenses and other current liabilities	12,128	3,539
Operating lease liabilities, current	423	—
Current portion of note payable	699	562
Total current liabilities	14,661	5,257
Note payable, net of current portion	22,473	9,216
Operating lease liabilities, net of current portion	1,427	—
Total liabilities	38,561	14,473

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 50,976,676 and 23,197,976 shares issued and outstanding as of October 31, 2024 and 2023, respectively.	509,811	259,373
Additional paid-in capital	18,950	13,717
Accumulated other comprehensive loss	(1,419)	(1,016)
Accumulated deficit	(254,730)	(199,588)
Total shareholders’ equity	272,612	72,486
Total liabilities and shareholders’ equity	$311,173	$86,959

The accompanying notes are an integral part of these consolidated financial statements.

ENGENE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	Year Ended October 31,
	2024	2023
Operating expenses:
Research and development	$38,315	$16,458
General and administrative	23,982	9,602
Total operating expenses	62,297	26,060
Loss from operations	62,297	26,060
Other (income) expense, net:
Change in fair value of convertible debentures embedded derivative liabilities	—	21,421
Change in fair value of warrant liabilities	—	(10,849)
Change in fair value of convertible debentures	—	56,212
Interest income	(10,413)	(1,117)
Interest expense	2,798	4,953
Loss on extinguishment of convertible debentures	—	3,091
Gain on extinguishment of debt	366	—
Other expense, net	113	129
Total other (income) expense, net	(7,136)	73,840
Net loss before income taxes	55,161	99,900
Provision for (recovery of) income taxes	(19)	17
Net loss	$55,142	$99,917
Deemed dividend attributable to redeemable convertible preferred shareholders	—	4,822
Net loss attributable to common shareholders, basic and diluted	$55,142	$104,739

Other comprehensive loss:
Unrealized loss on available-for-sale investments	(403)	—
Total comprehensive loss	$54,739	$99,917

Net loss per share of common shares, basic and diluted	$1.46	$151.22
Weighted-average common shares outstanding, basic and diluted	37,782,346	692,609

The accompanying notes are an integral part of these consolidated financial statements.

ENGENE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	Class A Redeemable Convertible Preferred Shares		Class B Redeemable Convertible Preferred Shares		Class C Redeemable Convertible Preferred Shares		Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ Equity
	Shares*	Amount	Shares*	Amount	Shares*	Amount	Shares*	Amount	Capital	Loss	Deficit	(Deficit)
Balance at October 31, 2022	266,696	$1,899	156,036	$1,554	5,560,607	$49,665	665,767	$16,390	$7,683	$(1,016)	$(99,671)	$(76,614)
Exercise of stock options	—	—	—	—	—	—	47,186	79	(35)	—	—	44
Issuance of common shares upon cashless exercise of options	—	—	—	—	—	—	15,494	11	(11)	—	—	—
Conversion and exchange of Old enGene convertible debentures and common share warrants into enGene Holdings common shares and common share warrants in connection with the Reverse Recapitalization	—	—	—	—	—	—	6,379,822	138,410	1,983	—	—	140,393
Conversion and exchange of redeemable convertible preferred shares into common shares in connection with the Reverse Recapitalization	(266,696)	(1,899)	(156,036)	(1,554)	(5,560,607)	(49,665)	5,983,339	53,118	—	—	—	53,118
Common shares and common share warrants issued upon Reverse Recapitalization and PIPE Financing, net of issuance costs of $11.1 million	—	—	—	—	—	—	10,106,368	51,365	647	—	—	52,012
Share-based compensation expense	—	—	—	—	—	—	—	—	3,450	—	—	3,450
Net loss	—	—	—	—	—	—	—	—	—	—	(99,917)	(99,917)
Balance at October 31, 2023	—	—	—	—	—	—	23,197,976	$259,373.00	$13,717	$(1,016)	$(199,588)	$72,486
Exercise of stock options	—	—	—	—	—	—	116,752	295	(182)	—	—	113
Share-based compensation expense	—	—	—	—	—	—	—	—	5,324	—	—	5,324
Issuance of common shares in connection with February PIPE Financing, net of issuance costs	—	—	—	—	—	—	20,000,000	187,614	—	—	—	187,614
Issuance of common share in connection with October PIPE Financing, net of issuance costs	—	—	—	—	—	—	6,758,311	56,318	—	—	—	56,318
Issuance of warrants in connection with Amended Term Loan	—	—	—	—	—	—	—	—	319	—	—	319
Issuance of common shares upon exercise of warrants	—	—	—	—	—	—	520,282	6,114	(131)	—	—	5,983
Issuance of common shares upon cashless exercise of warrants	—	—	—	—	—	—	383,355	97	(97)	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(403)	—	(403)
Net loss	—	—	—	—	—	—	—	—	—	—	(55,142)	(55,142)
Balance at October 31, 2024	—	—	—	—	—	—	50,976,676	$509,811	$18,950	$(1,419)	$(254,730)	$272,612

*- The shares have been retrospectively restated to reflect exchange of shares upon the close of Reverse Recapitalization. See Notes 1 and 3.

The accompanying notes are an integral part of these consolidated financial statements.

ENGENE HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	Year ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(55,142)	$(99,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	806	778
Loss on extinguishment of convertible debentures	—	3,091
Gain on extinguishment of debt	366	—
Change in fair value of warrant liabilities	—	(10,849)
Change in fair value of convertible debenture embedded derivative liabilities	—	21,421
Change in fair value of convertible debentures	—	56,212
Loss on the disposal of property and equipment	22	—
Debt issuance costs expensed upon issuance of convertible debentures recorded using the fair value option	—	924
Non-cash lease expense	163	—
Amortization of premium/discount on marketable securities	(232)	—
Unrealized foreign currency (gain) losses	(6)	489
Share-based compensation expense	5,324	3,450
Depreciation of property and equipment	323	175
Changes in operating assets and liabilities:
Investment tax credit receivable	2,011	(1,007)
Prepaid expenses and other assets	(7,566)	(751)
Accounts payable	474	373
Accrued expenses and other liabilities	5,225	868
Lease liabilities	(49)	—
Net cash used in operating activities	(48,281)	(24,743)
Cash flows from investing activities
Purchases of property and equipment	(925)	(318)
Purchases of investments	(125,028)	—
Net cash used in investing activities	(125,953)	(318)
Cash flows from financing activities
Proceeds from PIPE financings	260,149	56,892
Payments of issuance costs associated with the 2024 PIPE Financings	(12,386)	—
Proceeds from FEAC trust account in connection with Reverse Recapitalization	—	7,363
Payment of Reverse Recapitalization and PIPE Financing costs	(613)	(10,497)
Proceeds from issuance of April 2023 Notes	—	38,000
Payment of issuance costs associated with April 2023 Notes	—	(924)
Repayment of convertible debentures	—	(3,176)
Proceeds from exercise of stock options	113	44
Proceeds from exercise of common share warrants	5,983	—
Repayments of term loan principal	(9,445)	(1,555)
Proceeds from issuance of term loan	22,500	—
Payments of debt issuance costs associated with the term loan	(585)	—
Net cash provided by financing activities	265,716	86,147
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	91,483	61,087
Cash and cash equivalents at beginning of period	81,521	20,434
Cash and cash equivalents at end of period	$173,004	$81,521
Supplemental cash flow information:
Cash paid for interest	$1,925	$1,398
Supplemental disclosure of non-cash investing and financing activities
Reverse Recapitalization and PIPE financing transaction costs included within accrued expenses	$3,831	$613
Conversion of Preferred Shares upon Reverse Recapitalization	—	53,118
Warrant value issued as part of Amended Term Loan	319	—
Conversion of Convertible Debentures upon Reverse Recapitalization	—	113,627
Reclassification of warrant liability to equity upon Reverse Recapitalization	—	1,983
Liabilities assumed upon Reverse Recapitalization	—	1,130
Warrant liability recognized upon issuance of term loan	—	1,420
Settlement of derivative liability upon repayment and conversion of convertible debentures	—	25,217
Right of use assets obtained in exchange for lease liabilities	1,904	—
Fixed assets included in accrued expenses and accounts payable	—	58
Settlement of April 2023 Notes through the issuance of May 2023 Notes and warrants	—	8,000

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

The transaction was accounted for as a “reverse recapitalization” in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Under this method of accounting, FEAC was treated as the “acquired” company for financial reporting purposes. This determination is primarily based on the fact that subsequent to the Reverse Recapitalization, senior management of Old enGene continued as senior management of the combined company; Old enGene identified a majority of the members of the board of directors of the combined company; the name of the combined company is enGene Holdings Inc. and it utilized Old enGene’s current headquarters, and Old enGene’s operations comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Company is considered to be a continuation of Old enGene, with the net identifiable assets of FEAC deemed to have been acquired by Old enGene in exchange for Old enGene common shares accompanied by a recapitalization, with no goodwill or intangible assets recorded. The number of redeemable convertible preferred shares, number of common shares, net loss per common share, the number of warrants to purchase common shares, and the number of stock options and the related exercise prices of the stock options issued and outstanding prior to the Reverse Recapitalization, have been retrospectively restated to reflect an exchange ratio of approximately 0.18048 (the “Exchange Ratio”) established in the Merger Agreement. Operations prior to the Reverse Recapitalization are those of Old enGene.

As a result of the Reverse Recapitalization, the Company became a publicly traded company, and listed its Common Shares and warrants on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively, commencing trading on November 1, 2023, with Old enGene, a subsidiary of the Company, continuing the existing business operations.

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

The Company has incurred a net loss of $55.1 million and negative cash flows from operating activities of $48.3 million for year ended October 31, 2024, and, as of that date, has an accumulated deficit of $254.7 million. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through the 2024 PIPE Financings, the Reverse Recapitalization and the PIPE financing conducted by the Company as part of the Reverse Recapitalization (the “PIPE Financing”), debt and convertible debentures, and issuance of redeemable convertible preferred shares and warrants.

The Company’s ability to continue as a going concern depends on its ability to successfully develop and commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding loans. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash and cash equivalents as of October 31, 2024 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of these consolidated financial statements. Effective from the Company’s first quarter interim condensed consolidated financial statements, the Company has ceased its disclosure of the existence of a material uncertainty that raised substantial doubt about the Company’s ability to continue as a going concern due to the February 2024 PIPE Financing.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU’s”) of the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements are expressed in US dollars. The consolidated financial statements have been prepared on a historical cost basis, except for items that are required to be accounted for at fair value.

As the merger with FEAC has been accounted for as a reverse recapitalization, the historical operations of the Company represent that of Old enGene which is the accounting predecessor. The number of common shares, net loss per common share, the number of warrants to purchase common shares, and the number of stock options and the related exercise prices of the stock options issued and outstanding prior to the Reverse Recapitalization have been retrospectively restated to reflect the Exchange Ratio of approximately 0.18048 established in the Merger Agreement. Please see Note 3, Reverse Recapitalization for additional information.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to the accrual of research and development expenses, share-based payments and the recoverability of investment tax credits receivable and, in addition, for fiscal 2023: the valuations of common shares, redeemable convertible preferred shares, warrants to purchase redeemable convertible preferred shares, convertible debentures, and embedded derivatives on convertible debt. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates as a single business segment focused on research, discovery, and clinical development of human genetic medicine products. The majority of the Company’s tangible assets are held in Canada.

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Risk of Concentrations of Credit and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company regularly maintains deposits in accredited financial institutions in excess of federally insured limits. Management believes that the Company is not currently exposed to significant credit risk as the Company’s deposits were held in custody at third-party financial institutions.

The Company's investment policy limits investments to certain types of securities issued by the U.S. Government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of October 31, 2024 and 2023, the Company had no off-balance sheet concentrations of credit risk.

The Company is dependent on third-party CDMOs and CRO with whom it does business. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements of active pharmaceutical ingredients and formulated drugs in order to perform research and development activities in its programs. The Company also relies on a limited number of third-party CROs to perform research and development activities on its behalf. These programs could be adversely affected by significant interruption from these providers.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash and cash equivalents include bank balances, demand deposits and other short-term, highly liquid investments. The fair value of cash and cash equivalents approximate the amortized cost. The Company had $173.0 million of cash and cash equivalents as of October 31, 2024 and $81.5 million of cash as of October 31, 2023.

Marketable securities

The Company's marketable securities are maintained by investment managers and consist of money market funds, U.S. government agency securities and treasuries. If the remaining contractual maturity is within one year from the balance sheet date, the marketable securities are classified as current and otherwise, they are classified as non-current assets.

Investment in marketable securities is classified as available-for-sale and is reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders' equity in other comprehensive loss. Premium or discounts from par value are amortized to investment income over the life of the underlying investment.

The Company periodically evaluates the need for an allowance for credit losses. The evaluation includes consideration of several qualitative and quantitative factors, including whether it has plans to sell the security, whether it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis, and if the entity has the ability and intent to hold the security to maturity, and the portion of any unrealized loss that is the result of a credit loss. Factors considered in making these evaluations include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, expected cash flows from securities, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company's strategy and intentions for holding the marketable security.

When the fair value is below the amortized cost of the asset, an estimate of expected credit losses is made. The Company records credit losses in the consolidated statements of operations and comprehensive loss as a credit loss expense within other income, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale securities.

Accrued interest receivable related to the Company's available-for-sale securities is presented within prepaids and other current assets on the Company's consolidated balance sheets. The Company has elected the practical expedient available to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivable associated with its marketable securities.

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

Lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease if readily determinable. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. ROU assets are further adjusted for initial direct costs, prepaid rent, or incentives received. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Fair Value Measurements of Financial Instruments

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

At October 31, 2024, financial instruments measured at fair value on a recurring basis include marketable securities (see Note 5, Marketable Securities, and Note 4, Fair Value Measurements). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Convertible Debentures

The Company’s 2022 Notes (as defined in Note 9, Notes Payable) are convertible debentures that consist of a debt instrument, a minimum interest obligation, and a share conversion feature. Certain of the convertible debentures issued by the Company also included warrants to purchase redeemable convertible preferred shares, which were classified as liabilities. The Company identified embedded derivatives related to certain share conversion and repayment features within the convertible notes that required bifurcation as a single compound derivative instrument. At inception, the Company utilized the residual method to determine the value of the debt instrument based on the difference between gross proceeds and the estimated fair value of the embedded derivative and any warrants that were issued. The debt instrument is accounted for using the amortized cost method. The discounts on debt resulting from any issuance costs, embedded derivatives and warrants are amortized over the life of the debt using the effective interest method. The issuance costs allocated to the embedded derivatives and warrants are expensed at inception.

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

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Share-Based Compensation

The Company has an incentive equity plan (the “2023 Incentive Equity Plan” or the “2023 Plan”), whereby employees render services as consideration for equity instruments. The 2023 Plan was adopted on October 31, 2023 upon the completion of the Reverse Recapitalization and superseded Old enGene’s employee stock option plan (the “ESOP”) and equity incentive plan (the “EIP”) (collectively, the “Old Plans”). The Company measures all share-based awards granted to employees, officers, directors and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures of its share-based awards as they occur. The Company issues share-based awards with service-based vesting conditions and awards with both performance and service-based vesting conditions. For share-based awards with service-based vesting conditions, the Company records the expense using the straight-line method including when such awards have graded vesting. For share-based awards with both performance and service-based vesting conditions, the Company records the expense using an accelerated attribution method, once the performance conditions are considered probable of being achieved, using management’s best estimate.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair value of the Company’s common shares, expected share price volatility, the expected term of the award, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The Company determines the volatility for awards granted based on an analysis of reported data for a group of guideline companies with similar characteristics including market capitalization, stage of development, therapeutic focus and certain financial measures. The expected volatility has been determined using an average of the historical volatility measures of this group of guideline companies. The expected option term was calculated based on the simplified method for awards with only service based vesting conditions, which uses the midpoint between the vesting date and the contractual term, as the Company does not have sufficient historical data to develop an estimate based on participant behavior. For awards with both performance and service based vesting conditions, the expected term has been determined using management’s best estimate considering the characteristics of the award, contractual life, the timing of the expected achievement of the performance conditions, the remaining time-based vesting period, if any, and comparison to expected terms used by peers. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common shares; therefore, the expected dividend yield is assumed to be zero.

Prior to the consummation of the Reverse Recapitalization, because there was no public market for the Company’s common shares, the Board of Directors has determined the fair value of the Company’s common shares based on third-party valuations of the Company’s common shares. Initially, the estimated enterprise equity value of the Company was determined using a market approach and/or cost approach by considering the weighting of scenarios estimated using a back-solve method based on recent financing transactions of the Company. This value was then allocated towards the Company’s various securities of its capital structure using an option pricing method, or OPM, and a waterfall approach based on the order of the superiority of the rights and preferences of the various securities relative to one another.

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

Subsequent to becoming a publicly traded Company upon the consummation of the Reverse Recapitalization, the fair value of common shares underlying equity awards is based on the market price of the Company’s common stock at the date of the grant.

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

When considering the impact of the convertible equity instruments, diluted net loss per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred shareholders and warrant holders based on dividend rights and then to common and preferred shareholders and warrant holders based on ownership interests. As preferred shares have converted to common shares at the completion of Reverse Recapitalization, the abovementioned policy is only applicable for the year ended October 31, 2023. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options, warrants, and the potential issuance of common shares upon the conversion of the convertible notes. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is generally the same as basic net loss per share attributable to common shareholders because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. See Note 15, Net Loss per Share, for further detail.

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

Government Assistance Programs for Research and Development Expenditures

The Company was eligible to claim Canadian federal and provincial tax credits as a Canadian controlled private corporation (“CCPC”) on eligible scientific research and experimental development (“SR&ED”) expenditures through September 2023, at which time the Company lost its status as a CCPC. In addition, effective for fiscal 2023, the Company’s maximum refundable tax credits were reduced due to the Company’s taxable capital, as defined in the Income Tax Act (Canada), which reduction in credits has been recorded in the fourth quarter. The Canadian federal government offers a tax incentive to companies performing research and development activities in Canada and this tax incentive can be refunded or used to reduce federal income taxes in Canada otherwise payable. Such credits, if not refunded or used in the year earned, can be carried forward for a period of twenty years. The Quebec provincial government offers a similar refundable incentive. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities, the resulting adjustments of which could be significant. Following the loss of CCPC status, the Company’s SR&ED tax credits will be earned at a lower rate and some will no longer be refundable.

Amounts received or receivable resulting from government assistance programs, including investment tax credits for SR&ED, are recognized when there is reasonable assurance that the amount will be received, and all attached conditions will be complied with. Reimbursements of eligible SR&ED expenditures pursuant to government assistance programs are received in cash. The amounts receivable are recorded as reductions of research and development costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim. During the years ended October 31, 2024 and 2023, the Company recorded $0.4 million and $1.1 million, respectively, as a reduction of research and development expense associated with SR&ED investment tax credits.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This new standard changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, held-to-maturity debt securities, loans, and other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) (“ASC 2019-10”), which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for entities meeting the definition of a smaller reporting company. The Company adopted ASU 2016-13 effective November 1, 2023 and the adoption did not have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

3. Reverse Recapitalization

On October 31, 2023 (the “Closing Date”), FEAC, Old enGene, and the Company consummated the merger pursuant to the Merger Agreement, dated as of May 16, 2023. As a result of the Reverse Recapitalization, the Company became a publicly traded company, with old enGene, a subsidiary of the Company, continuing the existing business operations.

At the effective time of the Reverse Recapitalization:

•
each outstanding share of Old enGene common stock was exchanged for the Company’s common shares at the Exchange Ratio;
•
each share of Old enGene’s redeemable convertible preferred shares outstanding immediately prior to the close of the Reverse Recapitalization was exchanged for shares of the Company’s common shares based on the same Exchange Ratio, with no dividends or distributions being declared or paid on Old enGene’s redeemable convertible preferred shares;
•
the 2022 Notes and May 2023 Notes (each as defined in Note 9, Notes Payable) of Old enGene’s existing convertible notes outstanding immediately prior to the close of the Reverse Recapitalization were converted to Old enGene common shares at the conversion ratio in place at the time of conversion and were exchanged for shares of the Company at the Exchange Ratio; and
•
each outstanding option to purchase Old enGene common stock became fully vested and converted into an option to purchase a number of the Company’s common shares equal to the number of shares of old enGene common stock subject to such option multiplied by the Exchange Ratio, rounded down to the nearest whole share, at an exercise price per share equal to the current exercise price per share for such option divided by the Exchange Ratio, rounded up to the nearest whole cent;
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

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of October 31, 2024:

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

		October 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	121	121	—	—
U.S. government treasuries	94,236	94,236	—	—
Government agency securities	9,955	—	9,955	—
Short term marketable securities:
U.S. government treasuries	51,574	51,574	—	—
Government agency securities	13,754	—	13,754	—
Long term marketable securities:
U.S. government treasuries	49,627	49,627	—	—
Government agency securities	9,900	—	9,900	—
Total financial assets	$229,167	$195,558	$33,609	$—

As of October 31, 2024, the Company classified its government agency marketable securities as Level 2 within the valuation hierarchy. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the years ended October 31, 2024 and 2023, there were no transfers or reclassifications between fair value measure levels of assets or liabilities. The carrying values of all other financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

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

The assumptions ranges that the Company used to determine the fair value of the convertible debentures embedded derivative liabilities for the 2022 Notes and BDC Notes that were outstanding as of each respective period (refer to Note 9, Notes Payable) were as follows:

Immediately prior to settlement on
October 31, 2023
Probability of qualified financing*	100%
Volatility**	n/a
Class C Preferred Share price (CAD)**	n/a
Liquidity price at conversion of listing event***	$8.84
Fair value of common share at conversion of listing event***	$21.70
Discount rate****	18.4%
Expected time to respective scenarios	0.0 years

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

Upon the close of the Reverse Recapitalization the 2022 Notes were converted and exchanged for common shares of the Company, resulting in an extinguishment of the 2022 Notes and related embedded derivative liability. Further the BDC Note (as defined below) was repaid in full. See Note 3, Reverse Recapitalization and Note 10, Convertible Debentures for additional detail. Immediately prior to the conversion and exchange of the 2022 Notes as part of the Reverse Recapitalization, the embedded derivative was measured to a fair value of $24.8 million. Further immediately prior to the repayment of the BDC Note, the embedded derivative liability was measured to a fair value of $0.4 million.

The following table provides a summary of the change in the estimated fair value of the Company’s convertible debentures embedded derivative liabilities for the year ended October 31, 2023:

Total
Balance as of October 31, 2022	3,791
Change in fair value of convertible debenture embedded derivative liabilities	21,421
Foreign exchange rate translation adjustment	5
Settlement of derivative liability in accordance with repayment and conversion of convertible debentures upon the consummation of the Reverse Recapitalization	(25,217)
Balance as of October 31, 2023	$—

April 2023 Notes

The Company elected the fair value option of accounting for the April 2023 Notes. The Company recorded the April 2023 Notes at fair value upon the date of issuance, which was determined to be the total cash proceeds received of $8.0 million and was considered a Level 3 measurement within the fair value hierarchy. The April 2023 Notes were repaid through the issuance of $8.0 million in aggregate amount of convertible notes and warrants issued as part of the 2023 Financing. No change in fair value was recorded on the April 2023 Notes during the year ended October 31, 2023, given the close proximity between the issuance date of the notes and the repayment date. As of October 31, 2024 and 2023, the April 2023 Notes are no longer outstanding.

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

** The liquidity price at the conversion of a listing event represents the conversion price of the 2023 Notes upon the merger with FEAC, and the fair value per common share at conversion of a listing event represents the price per share of the Newco upon the merger with FEAC, as set forth in the Merger Agreement.

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

The following table provides a summary of the change in the estimated fair value of the Company’s 2023 Notes for the year ended October 31, 2023. Upon the close of the Reverse Recapitalization the 2023 Notes were exchanged for common shares of the Company, resulting in an extinguishment of the 2023 Notes. See Note 3, Reverse Recapitalization and Note 10, Convertible Debentures.

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

The warrants issued by Old enGene as part of the 2023 Financing (the “2023 Warrants”) were concluded to be freestanding, liability classified instruments upon issuance, which were subsequently reclassified to equity upon the consummation of the Reverse Recapitalization. See Note 10. The Company estimated the fair value of the 2023 Warrants based on the underlying quoted market price of the FEAC public warrants, prior to the close of the Reverse Recapitalization. The 2023 Warrants were classified as a Level 2 measurement given they are substantially similar to FEAC public warrants. The price used to value the 2023 Warrants as of the issuance date and immediately prior to the consummation of the Reverse Recapitalization was $0.53 and $0.74, per warrant, respectively, which represented the quoted market price of the FEAC public warrants on each date.

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

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

5. Marketable securities

As of October 31, 2024, the marketable securities consisted of the following:

	October 31, 2024
Description	Amortized Cost	Unrealized Holdings Gains	Unrealized Holdings Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$121	$—	$—	$121
US treasury	145,832	12	(30)	145,814
Government agency securities	23,714	3	(8)	23,709
Total cash equivalents and short-term investments	$169,667	$15	$(38)	$169,644
Long-term investments
US treasury	49,931	—	(306)	49,625
Government agency securities	9,972	—	(74)	9,898
Total long-term investments	$59,903	$—	$(380)	$59,523
Total	$229,570	$15	$(418)	$229,167

As of October 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year and less, except for U.S. government securities that had maturities of one to two years.

As of October 31, 2024, the Company held 31 securities, 21 of which were in unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of October 31, 2024 because the decline in fair value below amortized cost is not related to credit losses. Securities are evaluated at the end of each reporting period. The unrealized losses on U.S. Treasury and Government agency securities range from 0-1% of their amortized cost.

Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.7 million and zero as of October 31, 2024 and 2023, respectively, and was presented within prepaids and other current assets on the Company's consolidated balance sheets. No accrued interest receivable was written off during the twelve months ended October 31, 2024 or 2023.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended October 31, 2024 or 2023.

6. Property and Equipment, Net

As of October 31, 2024 and 2023, property and equipment, consisted of the following:

	October 31,	October 31,
	2024	2023
Lab equipment	$2,191	$1,779
Computer equipment	62	269
Computer software	146	70
Office furniture	141	69
Leasehold improvements	239	129
Property and equipment	2,779	2,316
Less: Accumulated depreciation and amortization	1,610	1,727
Property and equipment, net	$1,169	$589

Depreciation and amortization expense related to property and equipment was $0.3 million and $0.2 million for the year ended October 31, 2024 and 2023, respectively.

7. Accrued Expenses and Other Current Liabilities

As of October 31, 2024 and 2023, accrued expenses and other current liabilities consisted of the following:

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	October 31,	October 31,
	2024	2023
Accrued research and development expenses	$3,773	$759
Employee compensation and related benefits	3,475	814
Accrued financing costs (1)	3,831	613
Professional fees	824	1,201
Accrued income taxes payable	-	39
Other	225	113
Total accrued expenses and other current liabilities	$12,128	$3,539

(1) The presentation of accrued financing costs as of October 31, 2023 has been updated to conform with presentation as of October 31, 2024.

8. License Agreement and Clinical Research Organization

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

The License Agreement provides for a one-time payment of $50 thousand for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase 1 clinical trial or, if there is no Phase 1 clinical trial, in a Phase 2 clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a milestone product by the U.S. Food and Drug Administration. The first milestone related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a milestone product, has not yet been achieved as of the year ended October 31, 2024. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the years ended October 31, 2024 and 2023, the Company incurred $50 thousand of expenses related to the annual maintenance fee under the License Agreement which is recorded within research and development expenses.

9. Notes Payable

2021 Loan and Security Agreement

On December 30, 2021, the Company entered into a Loan and Security Agreement (the “Prior Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or the “Lender”) for the issuance of a term loan facility with an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). The Prior Loan Agreement provided for (i) an initial term loan advance of $7.0 million, which closed on December 30, 2021, (ii) subject to the achievement of certain clinical milestones (“Clinical Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $4.0 million from

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

the achievement of the Clinical Milestone through June 15, 2022, which was drawn in June 2022, and (iii) subject to the achievement of certain financial milestones (“Financial Milestone”), a right of the Company to request that the Lender make additional term loan advances to the Company in an aggregate principal amount of up to $9.0 million from achievement of the Financial Milestone through December 15, 2022, which was not achieved. The Company is required to pay an end of term fee (“Prior Term Loan End of Term Charge”) equal to 6.35% of the aggregate principal amount of the Prior Term Loan advances upon repayment.

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

In connection with the Prior Term Loan, the Company granted Hercules a security interest senior to any current and future debts and to any security interest, in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, and certain equity interests and accounts of Old enGene, subject to limited exceptions including the
Company’s intellectual property. The Prior Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.

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

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Amended Loan and Security Agreement

On December 22, 2023 (the “Hercules Closing Date”), the Company entered into an amended and restated loan and security Agreement (the “Amended Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (with Hercules, the “Lenders”). The Amended Loan Agreement amends and restates in its entirety the Prior Loan Agreement with Hercules dated December 30, 2021.

As of October 31, 2024, the Amended Loan Agreement provides for a term loan facility of up to $50.0 million available in multiple tranches (the “Term Loan”), as follows: (i) an initial term loan advance (the “Tranche 1 Advance”) that was made on the Tranche 1 Advance closing of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Loan Agreement, (ii) subject to the achievement of the specified Interim Milestone (the “Interim Milestone”), which includes no default or event of default, delivery of written notice to the Lenders that the Company has conducted an analysis of interim efficacy of data from the clinical evaluation of detalimogene in the Phase 2 clinical study, and satisfaction of certain other conditions precedent, a right of the Company to request that the Lenders make additional term loan advances to us in an aggregate principal amount of up to $7.5 million from the date of achievement of the Interim Milestone through the earlier of (x) 60 days following the achievement of the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time up to and including the Amortization Date (defined below) that the Lenders make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million. The Company is required to pay upon the earlier of January 1, 2028 ( the “Maturity Date”) or payment in full of the Term Loans, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loans (the “End of Term Charge”). The Company is also required to pay on July 1, 2025 or, if earlier, the date the Company prepays the Term Loans, $0.7 million representing the Prior Term Loan End of Term Charge (the Prior Term Loan End of Term Charge and End of Term Charge, collectively the “End of Term Charges”).

The Term Loans mature on January 1, 2028, with no option for extension.

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement are repayable in monthly interest-only payments through the “Amortization Date”, which is either: (x) July 1, 2025 or (y) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (z) if the Interim Milestone and certain clinical milestones are achieved and there has been no default, July 1, 2026. After the Amortization Date, the outstanding Term Loans and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The effective interest rate of the Term Loan was 11.63% as of October 31, 2024.

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

In connection with the Amended Loan Agreement, the Company granted Hercules a security interest senior to any current and future debts and to any security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, subject to limited exceptions including the Company’s intellectual property.

The Amended Loan Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Amended Loan Agreement also contains certain events of default and representations, warranties and non-financial covenants of the Company. The Company is in compliance with the financial covenants at October 31, 2024.

The Company accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.4 million as a component within other income and expense in the Company's consolidated statement of operations during the year ended October 31, 2024, which represented the difference between the reacquisition

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

price of the debt, including fees and the initial fair value of the warrants paid directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

As of October 31, 2024, the Company had borrowed $22.5 million under the Amended Loan Agreement and incurred $2.2 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan.

First Amendment to Amended and Restated Loan and Security Agreement

On December 18, 2024, the Company entered into the First Amendment to Amended and Restated Loan and Security Agreement with Hercules, which amended the Amended Loan Agreement. See Note 19, Subsequent Events for additional information.

Hercules Common Share Warrants

In connection with the Amended Loan Agreement, the Company also agreed to issue to the Lenders in connection with each advance of Term Loans warrants to purchase that number of the Company’s common shares, as shall be equal to 2% of the aggregate principal amount of such Term Loan advance divided by the Warrants per share exercise price of $7.21 (which exercise price equals the ten-day volume weighted average price for the ten (10) trading days preceding the Hercules Closing Date and is subject to customary adjustments under the terms of the Warrants) (the “Hercules Common Share Warrants”). The Hercules Common Share Warrants are exercisable for a period of seven years from issuance.

Under the terms of the Amended Loan Agreement, the maximum number of Hercules Common Share Warrants and underlying Common Shares of the Company that could be issued is 138,696. On the Hercules Closing Date, the Company issued to the Lenders 62,413 Hercules Common Share Warrants in connection with the Tranche 1 Advance of the Term Loans (the “Closing Date Warrants”). The Closing Date Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s Common Shares as prescribed by ASC 815. Upon entering into the Amended Loan Agreement, $0.3 million of the total $22.5 million Tranche 1 Advance was allocated to the warrants, on a relative fair value basis, and recorded within additional paid in capital.

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

As of October 31, 2024 and 2023, the carrying value of the Term Loan consists of the following:

	October 31, 2024	October 31, 2023
Note payable, including End of Term Charge	$24,663	$10,144
Debt discount, net of accretion	(1,673)	(474)
Accrued interest	182	108
Note payable, net of discount	$23,172	$9,778

As of October 31, 2024, the Company classified $0.7 million of the note payable as current, which represents the back-end fee associated with the refinancing of the Prior Term Loan. As of October 31, 2023, the Company classified $0.6 million of the note payable as current, which represents the principal payments due and amortization of the debt discount between October 31, 2023 and the date the Term Loan was amended in December 2023, as the debt was refinanced on a long-term basis in the subsequent event period. During the years ended October 31, 2024 and 2023, the Company recognized $2.2 million and $1.8 million of interest expense related to the Amended Loan Agreement, respectively, of which $0.6 million and $0.4 million was related to the amortization of the debt discount, respectively.

Through October 31, 2024, the Company borrowed $22.5 million under the Amended Loan Agreement and incurred $2.2 million of debt discount and issuance costs inclusive of facility fees, legal fees, End of Term Charge and initial fair value of the warrants.

As of October 31, 2024, the estimated future principal payments due under the Loan Agreement, including the contractual End of Term Charge, are as follows:

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Note Principal Payments
2025	$699
2026	8,417
2027	10,987
2028	5,161
Total principal payments, including End of Term Charge	25,264

As of October 31, 2024, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

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

The Company elected the fair value option of accounting for the April 2023 Notes. The Company recorded the April 2023 Notes at fair value upon the date of issuance, which was determined to be $8.0 million. Given the short period of time that the April 2023 Notes were outstanding, no change in fair value was recorded during the three months ended April 30, 2023. The April 2023 Notes were extinguished in May 2023 as part of the issuance of the May 2023 Notes. See Note 10, Convertible Debentures.

10. Convertible Debentures

Old enGene had issued convertible debentures to various investors. There was no outstanding principal, accrued interest, and unamortized deferred financing costs of the convertible debentures recorded on the balance sheet as of October 31, 2024 and October 31, 2023, as the convertible debentures were converted and exchanged for common shares of the Company or repaid upon the closing of the Reverse Recapitalization. See Note 3, Reverse Recapitalization.

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

2022 Notes

During the year ended October 31, 2022, Old enGene issued convertible debentures for an aggregate amount of $18.4 million on October 20, 2022 (the “2022 Notes”). The 2022 Notes had an initial maturity that is the later of (i) three years from the date of issuance; or (ii) the maturity date of the Prior Term Loan. See Note 8, License Agreement and Clinical Research Organization. The 2022 Notes bear interest at 10% per annum commencing on the date of issuance. The 2022 Notes are automatically convertible into common shares or redeemable convertible preferred shares of Old enGene upon certain events. Upon the close of the Reverse Recapitalization, the 2022 Notes were converted into 2,081,359 Common Shares of the Company.

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

On May 16, 2023, the Company agreed to certain modifications of the 2022 Notes having an aggregate principal amount of $18.4 million (the “Amended 2022 Financing”), which included a change in the definition of the maturity date by allowing an extension of the maturity date upon election of a noteholder majority, increasing the percentage required for a noteholder majority, and modifying terms of certain conversion options. The amendments to the 2022 Notes did not result in the addition or termination of any substantive conversion terms, and the amendment to the 2022 Notes was determined to be non-substantial and was accounted for as a modification. In addition, as part of the May 2023 Financing, the holders of the 2022 Notes which participated in the 2023 Financing received warrants to purchase common shares of the Company. The fair value of the warrants at the time of issuance to the holders of the 2022 Notes was determined to be $0.5 million and was recorded as reduction of the carrying value of the 2022 Notes as part of the modification, which is being amortized to interest expense through the maturity date of the 2022 Notes.

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

The warrants issued as part of the 2023 Financing were concluded to be liability classified upon issuance, as they failed the fixed for fixed criteria that is required for a contract to be considered indexed to the Company’s own stock as prescribed by ASC 815. The terms of the warrants initially required the Company to issue a variable number of shares until the PIPE Financing was executed, at which time the number of warrants became fixed. The 2023 Warrants were initially and subsequently measured at fair value with any changes in fair value recorded as a component of other income and expense within the change in fair value of warrant liabilities. See Note 3, Reverse Recapitalization. Upon the execution of the PIPE Financing and consummation of the Reverse Recapitalization, the warrants were reclassified to equity as the number of warrants became fixed and it was determined that the warrants met the fixed for fixed criteria that is required for a contract to be considered indexed to the Company’s own stock as prescribed by ASC 815.

The Company elected the fair value option of accounting for the May 2023 Notes. The Company recorded May 2023 Notes at fair value upon the date of issuance. At inception the fair value of the May 2023 Notes was determined to be $37.0 million and the fair value of the related warrants was determined to be $1.4 million, of which $0.5 million related to the fair value of the warrants issued to the holders of the 2022 Notes, as described above. During the year ended October 31, 2023, the Company recorded a change in fair value of the May 2023 Notes of $56.2 million. The Company incurred $0.8 million of debt issuance costs associated with the May 2023 Notes which have been expensed and are included within general and administrative expenses. See Note 3, Reverse Recapitalization.

On October 31, 2023 upon the close of the Reverse Recapitalization, the 2023 Notes were converted into 4,298,463 common shares of the Company. The Company accounted for the conversion as an extinguishment, with no gain or loss recorded on extinguishment as the fair value of the common shares issued was determined to equal the fair value of the 2023 Notes at the time of conversion.

11. Redeemable Convertible Preferred Shares

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

Conversion of Redeemable Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the consummation of the Reverse Recapitalization, each share of Old enGene’s redeemable convertible preferred stock issued and outstanding immediately prior to the close was exchanged for common shares of the Company using the Company Exchange Ratio of approximately 0.18048. A retrospective adjustment has been applied to all periods presented to reflect the Reverse Recapitalization. See Note 3, Reverse Recapitalization for additional discussion.

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue an unlimited number of preferred shares with no par value. The shares of preferred stock are currently undesignated.

12. Common Shares

The Company has an unlimited number of authorized shares of Common Shares, with no par value. As of October 31, 2024 and 2023 there were 50,976,676 and 23,197,976 common shares outstanding, respectively.

The holders of the Common Shares are entitled to one vote for each Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of preferred stock. Through October 31, 2024, no cash dividends had been declared or paid.

On February 13, 2024, the Company entered into subscription agreements (collectively, the “February 2024 Subscription Agreements”) with the investors named therein, for the private placement (the “February 2024 PIPE Financing”) of 20,000,000 common shares of the Company, at a price of $10.00 per share. The aggregate gross proceeds from the February 2024 PIPE Financing was $200 million, before deducting offering expenses of $12.4 million. The February 2024 PIPE Financing closed on February 20, 2024.

On October 24, 2024, the Company entered into subscription agreements (collectively, the “October 2024 Subscription Agreements”) with the investors named therein, for the private placement (the “October 2024 PIPE Financing”) of 6,758,311 common shares of the Company, at a price of $8.90 per share. The aggregate gross proceeds from the October 2024 PIPE Financing was $60.1 million, before deducting offering expenses of $3.8 million. The October 2024 PIPE Financing closed on October 29, 2024.

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Common share warrants

As of October 31, 2024 and 2023, the Company had 8,511,968 and 10,411,641 warrants to purchase Common Shares outstanding, respectively.

Of the warrants to purchase Common Shares outstanding as of October 31, 2024, 8,449,555 have the same terms as the FEAC public warrants issued in connection with FEAC’s IPO, and have an exercise price of $11.50, and are exercisable beginning 30 days after the completion of the Reverse Recapitalization and which will expire on October 31, 2028, or five years after the completion of the Reverse Recapitalization. Through October 31, 2024, 383,355 common shares have been issued as a result of the exercise of 1,379,391 warrants on a cashless basis and 520,282 common shares have been issued through cash exercises of warrants for proceeds totaling $6.0 million.

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

As described in Note 9, Notes Payable, the additional 62,413 of the warrants to purchase Common Shares outstanding as of October 31, 2024, were issued as part of the Amended Term Loan on December 22, 2023, have an exercise price of $7.21, and are exercisable at any time beginning on December 22, 2023 expiring on December 22, 2030, or seven years from the issuance date. The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

As of October 31, 2024, and 2023, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under the Company's 2023 Plan ( as defined below):

	October 31,	October 31,
	2024	2023
Warrants to purchase common shares	8,511,968	10,411,641
Options to purchase common shares	6,034,512	2,706,941
Remaining shares reserved for future issuance under the equity plans	2,752,889	2,607,943
Total	17,299,369	15,726,525

13. Share-Based Compensation

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

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Under the Old Plans, options to purchase non-voting common shares of Old enGene’s shares may be granted to directors, officers, employees, consultants and members of the scientific advisory board. The Old Plans provide for the issuance of common stock options up to a maximum of 15% of the aggregate issued and outstanding common shares and non-voting common shares of Old enGene calculated on an as converted and fully diluted basis. The Old Plans were administered by Old enGene’s Board of Directors. Old enGene’s Board of Directors determined the number of options to be granted, the vesting period and the exercise price of new options. It was Old enGene’s policy to establish the exercise price at an amount that approximates the fair value of the underlying shares on the date of grant as determined by Old enGene’s Board of Directors. The options vest in accordance with the vesting terms determined for each grant by Old enGene’s Board of Directors. The vesting terms of Old enGene’s granted stock options with service only conditions are typically 100% vesting immediately upon grant date, or over a three- or four-year service period. Upon the consummation of the Reverse Recapitalization, the Company recognized share-based compensation expense of $0.4 million associated with the acceleration of the vesting for the outstanding awards with service only vesting conditions under the Old Plan. As of October 31, 2024 and 2023, no unrecognized compensation cost remains for the outstanding awards granted under the Old Plan with service only vesting conditions.

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

The 2023 Plan

On October 31, 2023, upon the completion of the Reverse Recapitalization, the shareholders approved and the Company adopted the enGene Holdings Inc. 2023 Incentive Equity Plan (the “2023 Plan”), which superseded the Old Plans. The 2023 Plan authorizes the award of incentive stock options, or ISOs, non-qualified stock options, or NQSOs, Stock Units, Stock Appreciation Rights, or SARs, and other share-based awards including performance awards and share bonus awards.

The number of shares initially reserved for issuance under the 2023 Plan is 2,607,943 Common Shares, plus 2,706,941 common shares subject to the outstanding grants under the Old Plans, and shall automatically increase on January 1 of each calendar year beginning in 2024 by a number of shares equal to the lesser of 1,946,226 Common Shares and such lesser number as may be determined by the Board. The Common Shares authorized under the 2023 Plan increased by 1,946,226 on January 2, 2024. As of October 31, 2024, the total number of Common Shares reserved for issuance under the 2023 Plan is 7,261,110, and there are 2,752,889 shares remaining for issuance.

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

Inducement Grants

Pursuant to the Nasdaq inducement grant exception, during the year ended October 31, 2024, the Company issued options to purchase an aggregate of 1,643,000 Common Shares to certain new hire employees at a weighted-average exercise price of $8.69 per share. These options were granted outside of the Company's 2023 Plan. The options awarded have an exercise price equal to the closing stock price of the Company on the date of the grant and vest over four years, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal amounts monthly for three years thereafter, subject continued service as an employee. The options have a term of 10 years from the date of the grant.

As of October 31, 2024, none of the awards granted under the Inducement Grants have vested, expired, or been forfeited, and all options remain outstanding.

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the years ended October 31, 2024 and 2023, were as follows:

Year ended October 31,
	2024		2023
Expected term (in years)		5.51-6.08	5.2 – 6.08
Expected volatility		78.24-82.33%	79.92 – 81.48%
Risk-free interest rate		1.78-4.66%	3.56 – 4.35%
Expected dividend yield		—	—
Fair value of common shares and exercise price of options (CAD)	$	N/A	$2.11 – 12.36
Fair value of common shares and exercise price of options (USD)		$4.73-12.60	$1.52 – 8.93

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price (USD)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2023	2,706,941	$2.40	8.1	$52,192
Granted	3,591,200	10.18
Exercised	(116,752)	0.97
Forfeited or expired	(146,877)	6.71
Outstanding as of October 31, 2024	6,034,512	$6.88	7.4	$17,809
Options vested and exercisable as of October 31, 2024	2,497,082	$2.32	4.4	$16,311
Options unvested as of October 31, 2024	3,537,430	$10.10	9.6	$1,498

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting period.

The weighted-average grant-date fair value per share of share options granted during the years ended October 31, 2024 and 2023 was $7.30 and $2.96, respectively.

Modification of Employment Agreements

On February 13, 2024, the Company entered into a Transition and Modified Employment Agreement (the “Transition Agreement”) with the Company's former Chief Executive Officer, Jason Hanson, which amends and modifies the CEO's Employment Agreement dated November 8, 2023 (the “Amended Employment Agreement”). Under the terms of the Amended Employment Agreement Mr. Hanson will be entitled to:

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

The Transition Agreement further provided that, in the e2,vent Mr. Hanson were to resign upon the appointment by the Company of a new chief executive officer, Mr. Hanson would be immediately engaged in a consulting role to provide transition services as a Senior Strategic Advisor to the Company for a period of at least six months following the effective date of resignation (the “Consulting Period”) in exchange for a monthly fee of $25,000 for the initial six-month Consulting Period, and $500 per hour thereafter, provided that Mr. Hanson need not devote more than fifteen (15) hours per week to providing such transition services.

Under the Transition Agreement, the 1,216,266 stock option awards issued to Mr. Hanson were modified to allow for an extended exercise period as described above. The modification resulted in an incremental share-based compensation expense of $1.0 million which was recorded upon the effective date of the Transition Agreement.

Mr. Hanson resigned effective as of July 19, 2024 in connection with the Company’s appointment of a new chief executive officer. On July 20, 2024, enGene appointed Ronald H. W. Cooper as Chief Executive Officer of the Company and as director of the Company's Board of Directors.

Additionally, in 2024, the Company entered into a Severance Agreement with each of three former employees, including the former Chief Medical Officer and the former Chief Scientific Officer. Under the terms of Severance Agreement, the employees are entitled to twelve months of continued pay and health insurance benefits; a payment of a 2024 target annual bonus prorated through the last day of employment, acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination and an extended expiry period, which resulted in a stock-based compensation modification. Under the terms of the agreements, 231,684 stock option awards were modified to allow for an extended exercise period as described

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

above. As of October 31, 2024, the Company recognized incremental stock-based compensation expense of $0.3 million related to the severance agreements.

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Year Ended October 31,
	2024	2023
Research and development	$1,794	$780
General and administrative	3,530	2,670
Total share-based compensation expense	$5,324	$3,450

As of October 31, 2024, there was $22.1 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.47 years.

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented, retrospectively restated to reflect the exchange of shares upon the close of the Reverse Recapitalization:

	Year Ended October 31,
	2024	2023
Numerator:
Net loss	$55,142	$99,917
Deemed dividend attributable to redeemable convertible preferred shareholders	—	4,822
Net loss attributable to common shareholders, basic and diluted	$55,142	$104,739
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	37,782,346	692,609
Net loss per common share, basic and diluted	$1.46	$151.22

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders during the year ended October 31, 2024, and 2023 because including them would have had an anti-dilutive effect:

	Year Ended October 31,
	2024	2023
Warrants to purchase common shares	8,511,968	10,411,641
Options to purchase common shares	6,034,512	2,706,941
Total	14,546,480	13,118,582

15. Income Taxes

Loss before provision for income taxes consisted of the following:

	Year ended October 31,
	2024	2023
Domestic (Canada)	$(53,460)	$(99,157)
Foreign (US)	(1,701)	(743)
Loss before income taxes	$(55,161)	$(99,900)

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The components of the provision for (recovery of) income taxes is as follows:

	Year ended October 31,
	2024	2023
Current expense (benefit):
Domestic (Canada)	$—	$—
Foreign (US)	(19)	17
Total current expense (benefit)	(19)	17

Deferred expense (benefit)
Domestic (Canada)	—	—
Foreign (US)	—	—
Total deferred tax expense (benefit)	—	—

Total income tax expense (benefit)	$(19)	$17

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended October 31,
	2024	2023
Income at Canadian statutory rate	26.50%	26.50%
Conversion of debentures	—	(21.90)%
State taxes, net of federal benefit	0.18%	0.05%
Permanent differences	(2.77)%	1.68%
Tax credits	1.07%	0.19%
Foreign rate differential	(0.17)%	(0.04)%
Valuation allowance	(25.02)%	(6.52)%
Other	0.24%	0.03%
	0.03%	(0.01)%

The net deferred income tax balances related to the following:

	October 31,
	2024	2023
Deferred tax assets:
R&D expenditures	8,172	7,012
Net operating loss (NOL) carryforwards	31,661	18,918
Capital loss carryforwards	97	—
Investment tax credits, net	1,934	1,210
Property and equipment	704	791
Financing costs	5,452	2,440
Accruals	747	149
Section 174 capitalized R&D costs	—	393
Operating lease liability	404	—
Note payable	197	—
Other	1	172
Total deferred tax assets	49,369	31,085
Deferred tax liabilities:
Operating lease-right of use asset	(377)	—
Total deferred tax liabilities	(377)	—
Valuation allowance	(48,992)	(31,085)
Net deferred tax assets (liability)	—	—

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of October 31, 2024 and 2023, no uncertain tax positions have been recorded in the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of October 31, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

As of October 31, 2024, the Company has Canadian Federal NOL carryforwards of $119.1 million, that expire between 2026 and 2044 and Canadian provincial NOL carryforwards of $113.1 million, that expire between 2029 and 2044. These losses are available to offset future taxable income in Canada and Quebec. As of October 31, 2024, the Company has a U.S. Federal NOL carryforward of $1.9 million, that may be carried forward indefinitely, and a U.S. state NOL carryforward of $1.4 million, which are available to offset against future taxable income in the U.S and Massachusetts. The U.S. State tax loss carryforward will expire between 2041 and 2043. The Company has not recognized the tax benefit of these losses.

As of October 31, 2024, the Company also has non-refundable Canadian investment tax credits of $2.6 million that expire between 2025 and 2044. These credits may be utilized to reduce Canadian federal income taxes payable. The Company has not recognized the tax benefits related to these non-refundable investment tax credits.

As of October 31, 2024, the Company also has capital losses of $0.7 million which are available to be used indefinitely against future capital gains.

As of October 31, 2023, the Company had SR&ED expenditures of approximately $29.6 million for Canadian federal purposes and $32.5 million for Québec provincial purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carryforward period. SR&ED expenditures are subject to verification by the tax authorities and, accordingly, the amounts may vary.

16. Leases

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

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

On January 1, 2024, the Company entered into a lease agreement, in which the Company is leasing approximately 6,450 square feet of office space located at 200 Fifth Avenue, Waltham, Massachusetts 02451. The Company will make an aggregate amount of base rental payments of $0.5 million under the initial term of the lease, which is set to expire on December 30, 2026 and does not have an option to renew. Upon commencement, the Company recognized an initial lease liability and corresponding right of use asset of $0.4 million.

During the year ended October 31, 2024 and 2023, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Year Ended October 31,
	2024	2023
Lease Cost:
Operating lease cost	444	—
Variable operating lease cost	24	62
Short-term operating lease cost	—	411
Total operating lease cost	468	473

The following table summarizes the cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the year ended October 31, 2024, and 2023:

	Year Ended October 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$365	$—

Maturities of the Company's operating lease liabilities as of October 31, 2024 are as follows:

2025	452
2026	464
2027	323
2028	299
2029	305
Thereafter	1,395
Total	3,238
Less: Interest	(1,388)
Total lease liability	1,850

As of October 31, 2024, the Company had operating lease liabilities of $1.8 million recorded on the balance sheet. As of October 31, 2023, there were no operating lease liabilities recorded on the balance sheet.

17. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of October 31, 2024 and 2023, there were no matters which would have a material impact on the Company’s financial results.

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

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

18. Related Party Transactions

During the year ended October 31, 2024 and 2023, the Company had the following transactions with shareholders that hold more than 10% of the total outstanding shares of the Company:

On February 20, 2024, the Company completed the February 2024 PIPE Financing, which provided for the private placement of 20,000,000 Common Shares, at a price of $10.00 per share and included both new and existing investors. One of the Company’s directors, Mr. Gerald Brunk, is a managing director of Lumira Ventures (“Lumira”), and certain entities affiliated with Lumira were party to the 2024 Subscription Agreements, purchasing an aggregate of 800,000 Common Shares for a total price of $8.0 million in the February 2024 PIPE Financing.

On October 29, 2024, the Company completed the October 2024 PIPE Financing, which provided for the private placement of 6,758,311 Common Shares at a price of $8.90 per share and included both new and existing investors. Two of the Company’s directors, Messrs. Jasper Bos and Wouter Joustra, are general partners of FEAC, and an entity affiliated with FEAC was party to one of the October 2024 Subscription Agreements, purchasing an aggregate of 561,797 Common Shares for a total price of approximately $5.0 million in the October 2024 PIPE Financing.

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

On May 16, 2023, concurrently with the execution and delivery of the Merger Agreement, the Company entered into agreements pursuant to which it issued new convertible indebtedness and warrants (i) for cash in an aggregate principal amount of $30.0 million and (ii) in settlement and extinguishment of the April 2023 Notes for an aggregate amount of $8.0 million, as described in Note 9, Notes Payable. The 2023 Financing occurred in two separate issuances with $28.0 million issued in May 2023 for $20.0 million in cash and $8.0 million in repayment of the April 2023 Notes, and an additional $10.0 million issued in June 2023 for $10.0 million in cash. The 2023 Notes issued as part of the 2023 Financing have an initial maturity date of three years from the closing date and are to accrue interest at 10% per annum, which is payable upon maturity. The 2023 Notes have the same conversion terms as the 2022 Notes (as described in Note 9, Notes Payable). Of the $38.0 million of convertible debentures and warrants issued, $8.0 million was issued to existing shareholders of the Company, $20.0 million was issued to Forbion Growth Sponsor FEAC I B.V., and $10 million which was issued to Investissement Québec.

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

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

19. Subsequent Events

On December 18, 2024 the Company entered into the First Amendment to Amended and Restated Loan and Security Agreement with Hercules (the “First Amendment”), which amended the Amended Loan Agreement dated December 22, 2023. Pursuant to the First Amendment, the $7.5 million advance originally available upon achievement of the Interim Milestone (defined above) was added to the uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time that the Lenders make additional term loan advances to the Company in an aggregate principal amount of up to $27.5 million. The Amended Term Loan Agreement did not change the total term loan facility available to the Company of up to $50.0 million.

The Company has evaluated subsequent events through the date these financial statements were issued. The Company concluded that no additional subsequent events have occurred that require disclosure.