Form 10-K/A
period 2024-10-31
enGene Holdings Inc.
filed 2025-02-20
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant, based on the closing price of the Common Shares on The Nasdaq Stock Market LLC on April 30, 2024 was $533,605,876.

The number of the registrant’s Common Shares outstanding as of February 14, 2025 was 50,977,560.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 85 Auditor Name: KPMG LLP Auditor Location: Montreal, Canada

EXPLANATORY NOTE

enGene Holdings Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2024 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on December 19, 2024, only for the purpose of including the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

This Amendment No. 1 amends and restates only Part III, Items 10, 11, 12, 13, and 14, and Part IV, Item 15 of the Original Form 10-K. In addition, this Amendment No. 1 deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K. No other Items of the Original Form 10-K have been amended or revised herein, and all such other Items shall be as set forth in the Original Form 10-K.

In addition, pursuant to SEC rules, Item 15 of Part IV of the Original Form 10-K is hereby amended solely to include, as Exhibits 31.3 and 31.4, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) and Rule 12b-15 under the Exchange Act. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Amendment No. 1.

In addition, no other information has been updated for any subsequent events occurring after December 19, 2024, the date of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Unless the context otherwise requires, references in this Amendment No. 1 to “enGene,” “enGene Holdings,” the “Company,” “we,” “our,” or “us” mean enGene Holdings Inc. and its subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Amendment No. 1 may constitute “forward-looking statements” within the meaning of U.S. securities laws and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). enGene’s forward-looking statements include, but are not limited to, statements regarding enGene’s management teams’ expectations, hopes, beliefs, intentions, goals or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Amendment No. 1 may include, for example, statements about:

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

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward- looking statements contained in this Amendment No. 1 are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors” in the Original 10-K), could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

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
•
the risk that any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect our business; or
•
other risks and uncertainties set forth in the section entitled “Risk Factors” in the Original 10-K.

In addition, statements that “we believe” and similar statements reflect beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Amendment No. 1. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Amendment No. 1 relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amendment No. 1 to reflect events or circumstances after the date of this Amendment No. 1 or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Management

The following table sets forth, as of February 14, 2025, certain information regarding our directors and executive officers who are responsible for overseeing the management of our business.

Name	Age	Position
Executive Officers
Ronald H.W. Cooper	61	Chief Executive Officer, President and Director
Dr. Anthony T. Cheung	54	Chief Scientific Officer
Joan Connolly	55	Chief Technology Officer
Ryan Daws	51	Chief Financial Officer
Lee G. Giguere	44	Chief Legal Officer and Corporate Secretary
Dr. Alexander Nichols	39	Chief Strategy and Operations Officer
Dr. Raj S. Pruthi	58	Chief Medical Officer
Non-Executive Directors
Jasper Bos	50	Director
Gerald Brunk	56	Director
Dr. Richard Glickman	66	Chairman
Paul Hastings	65	Director
Wouter Joustra	36	Director
Lota Zoth	65	Director

Executive Officers

Ronald H.W. Cooper has served as Chief Executive Officer and as a director of enGene since July 22, 2024 and as President since October 21, 2024. Prior to joining enGene, Mr. Cooper most recently served as the President and Chief Executive Officer and as a member of the board of directors of Albireo Pharma, Inc., a position he held from November 2016 until that company’s acquisition by Ipsen in March 2023. He also previously served as president and chief executive officer of Albireo Limited from July 2015 until November 2016 and as a director of Albireo Limited from September 2015 until Albireo Limited was dissolved in August 2021. Earlier in his career, Mr. Cooper spent nearly 30 years at Bristol-Myers Squibb (BMS) in roles of increasing responsibility in sales, marketing and general management, most recently serving as President, Europe. While at BMS, he played a leadership role in several successful product launches. Mr. Cooper currently serves as the Chairman of the board of directors of C4 Therapeutics, Inc. (NASDAQ: CCCC) and as a member of the board of directors of Generation Bio Co. (NASDAQ: GBIO). He is a graduate of St. Francis Xavier University. The Company’s board of directors, or Board, believes Mr. Cooper is qualified to serve as a director due to his extensive experience in the pharmaceutical and biotechnology industries, including in leadership and management roles, and his knowledge of our business as Chief Executive Officer.

Dr. Anthony T. Cheung co-founded our Company and has served enGene and enGene Inc. in various capacities since the company’s inception. Dr. Cheung currently serves as Chief Scientific Officer, a role he has held since October 21, 2024, and previously served as Chief Technology Officer of enGene from August 7, 2023 to October 21, 2024, and served in that same capacity for enGene Inc. since July 2018. From February 2013 to July 2018, Dr. Cheung served as the President and Chief Executive Officer of enGene Inc. From May 2011 to February 2013, Dr. Cheung served as Interim Chief Executive Officer. From March 2004 to May 2011, Dr. Cheung served as the Chief Scientific Officer of enGene Inc. From November 1999 to February 2015, Dr. Cheung served as the Corporate Secretary of enGene Inc., and from November 1999 to March 2004, Dr. Cheung served as its President and Chief Executive Officer. Dr. Cheung has co-authored numerous book chapters, review articles and peer-reviewed journals, and is named inventor on numerous patents, in the areas of gene therapy and polymer chemistry. Dr. Cheung holds a B.Sc. from University of British Columbia and a Ph.D. in Physiology from the Tulane University School of Medicine.

Joan Connolly has served as Chief Technology Officer of enGene since October 21, 2024. Previously, Ms. Connolly served as Chief Technology Officer of Albireo Pharma, Inc. from April 2021 to April 2023, where she oversaw drug substance and product development, clinical supply distribution, commercial supply chain and quality. Prior to Albireo, she served as Senior Vice President, Technical Operations at Stemline Therapeutics, Inc. from 2013 to 2021. Prior to Stemline Therapeutics, she held senior roles at ImClone Systems Inc., and Bristol-Myers Squibb. Ms. Connolly holds a B.Sc. in Engineering Chemistry from Queen’s University.

Ryan Daws has served as Chief Financial Officer and Head of Business Development of enGene since November 27, 2023. Mr. Daws joined the Company from Obsidian Therapeutics, Inc., where he was Chief Financial Officer and Head of Business Development

from July 2019 to November 2023. Prior to that, from June 2017 to March 2019, he served as a Managing Director in the Healthcare Investment Banking Group at Robert W. Baird & Co. with a focus on life sciences companies. Prior to Baird, Mr. Daws was the Chief Financial Officer and Head of Business Development of Concert Pharmaceuticals, Inc. from January 2014 to June 2017, and a life-science-focused investment banker at Stifel, Nicolaus and Company from September 2010 to June 2013. Mr. Daws has a B.Sc. in Finance and an International MBA, both from the University of South Carolina.

Lee G. Giguere has served as Chief Legal Officer and Corporate Secretary of enGene since January 29, 2024. Prior to joining enGene, Mr. Giguere served as Chief Legal Officer of Obsidian Therapeutics, Inc. from November 2021 to January 2024. From September 2019 to November 2021, Mr. Giguere served as Vice President, General Counsel of Chiasma, Inc. (NASDAQ: CHMA), a biopharmaceutical company focused on developing and delivering innovative new treatments to help improve the lives of patients with rare and orphan diseases. Prior to Chiasma, Mr. Giguere worked at Karyopharm Therapeutics Inc. (NASDAQ: KPTI), an oncology-focused pharmaceutical company from July 2018 to September 2019 as Deputy General Counsel and Assistant Secretary, and from September 2016 to July 2018 as Associate General Counsel and Assistant Secretary. From November 2013 to September 2016, Mr. Giguere served as Senior Securities and Governance Counsel at Boston Scientific Corporation (NYSE: BSX), a Fortune 500 medical device company. Mr. Giguere began his professional career in the business law department of Goodwin Procter LLP, where he concentrated his practice on representing public companies in connection with securities law and corporate governance matters and corporate finance transactions. Mr. Giguere holds a J.D. from Northeastern University School of Law and a B.Sc. in Finance from Northeastern University.

Dr. Alexander Nichols has served as Chief Strategy and Operations Officer of enGene since October 21, 2024. He previously served as enGene’s President and Chief Operating Officer from November 1, 2023 to October 21, 2024, and served in that same capacity for enGene Inc. since December 2022. Prior to joining enGene Inc., Dr. Nichols served as President, CEO, and co-founder of Mythic Therapeutics, Inc., a clinical-stage product-platform company developing a pipeline of antibody-drug conjugates (“ADCs”). In this role, Dr. Nichols co-invented the company’s technology platform and lead program, raised more than $130 million across several financing rounds and helped grow the company into an emerging ADC innovator. From November 2014 to September 2016, Dr. Nichols worked as an associate at Flagship Pioneering Inc., where he was part of the co-founding team of Cogen Therapeutics (now Repertoire Immune Medicines). Dr. Nichols holds a B.A. in Biochemistry from Oberlin College and Ph.D. in Biophysics from Harvard University.

Dr. Raj S. Pruthi has served as Chief Medical Officer of enGene since July 22, 2024 and previously served as enGene’s Senior Vice President, Urologic Oncology and Clinical Development from April 9, 2024 to July 22, 2024. Prior to enGene, he was the Global Medical Affairs Leader, Bladder Cancer and Senior Medical Director, Oncology (Global – Prostate and Bladder Cancer) at Johnson and Johnson Innovative Medicine from September 2022 until March 2024. He actively maintains multiple prominent leadership roles within the urological community. Dr. Pruthi is the Chair of the Advisory Council for Urology of the American College of Surgeons and serves on its Board of Governors. He is currently an Adjunct Professor in the Department of Urology at the Donald and Barbara Zucker School of Medicine at Hofstra University/Northwell, and previously served as Professor and Chair of both the UCSF Department of Urology (from January 2020 to September 2022) and the Department of Urology at the University of North Carolina, Chapel Hill (from 2013 to December 2019). Dr. Pruthi was previously a member of the American Board of Urology (ABU) / American Urological Association (AUA) Examination Committee and is Past-President for the Society of Academic Urology. He served on the Guidelines Committee and helped to develop the AUA Guidelines on the Management of Non-muscle Invasive Bladder Cancer, and also served on the Bladder Cancer Guidelines Committee of the International Consultation on Urological Diseases. Dr. Pruthi holds a B.Sc. in Biology and a B.A. in economics from Stanford University and a M.D. from Duke University School of Medicine and completed his residency and post-graduate training in Urologic Surgery at Stanford University. He also holds a Master of Health Administration from the University of North Carolina at Chapel Hill.

Non-Employee Directors

Jasper Bos, Ph.D., has served as a member of the Board since August 8, 2023. Mr. Bos, the former Chief Executive Officer of FEAC, is a former Merck executive and joined Forbion Growth as a General Partner in May 2021. Before joining Forbion’s Naarden-based headquarters, Mr. Bos was Senior Vice President and Managing Director at M Ventures, leading the venture capital arm of pharmaceutical company Merck, which he joined in 2009. At M Ventures, he led a team of 21 investment professionals and with a fund size of €400 million invested in over 50 portfolio companies spanning biotech, life sciences tools, and tech companies with investment activities ranging from seed-stage to cross-over and IPO. In addition, as Country Speaker Merck Netherlands, he assumed responsibility and liaised between all Merck activities in the Netherlands. His track record as an investor includes the successful exits of Prexton Therapeutics, Epitherapeutics, Galecto, ObsEva, Translate Bio, and F-Star, and has served on multiple boards of privately-owned biotech companies. He has experience in several operational roles in portfolio companies and played a key role in the creation of multiple successful spin-out companies out of Merck. Mr. Bos holds a Ph.D. in Pharmacy from the University of Groningen, the Netherlands. The Board believes Mr. Bos is qualified to serve as a director due to his experience in the biotechnology industry and the venture capital industry.

Gerald Brunk has served as a member of enGene’s Board since August 8, 2023 and as a member of the board of enGene Inc. since October 2017. Mr. Brunk is a co-founder and Managing Director at Lumira Ventures, a healthcare venture capital firm. Prior to beginning his venture capital career in 2002, Mr. Brunk was an entrepreneur and co-founder of several venture-capital funded healthcare companies and served as an Engagement Manager in the healthcare practice of The Boston Consulting Group from July 1994 to May 1999. Earlier, Mr. Brunk was a member of the investment banking group of Credit Suisse First Boston in New York from June 1990 to June 1992. Mr. Brunk received an MBA from Stanford University Graduate School of Business and a B.A. from the University of Virginia. The Board believes Mr. Brunk is qualified to serve as a director due to his experience in the biotechnology industry and the venture capital industry.

Dr. Richard M. Glickman has served as a member of enGene’s Board since April 24, 2023 and chairman of the Board since May 14, 2024. Prior to that appointment, he served as chair of the board of enGene Inc. since January 2015, and as a member of that board since October 2011. Dr. Glickman was a co-founder of Aurinia Pharma Corp. where he served as its Chairman and CEO until 2019. He was also the founding and current Chairman of the Board of Essa Pharmaceuticals Inc. He is currently a director and Chairman of the compensation committee, and a member of the nominating and corporate governance committee of Eupraxia Pharmaceuticals Inc. (TSX: EPRX; NASDAQ: EPRX), a clinical-stage biotechnology company. Previously, Dr. Glickman was a co-founder of Apsreva Pharmaceuticals where he served as its Chairman and CEO from 2001 to 2006. Dr Glickman is the recipient of numerous awards including the Ernst and Young Entrepreneur of the Year and Canada’s Top 40 under 40. Dr. Glickman holds a B.Sc. in Microbiology and Immunology from McGill University. The Board believes Dr. Glickman is qualified to serve as a director due to his extensive experience in the life science industry, including his broad leadership experience.

Paul Hastings has served as a member of the Board since May 15, 2024. He has served as the Chief Executive Officer and a member of the board of directors of Nkarta, Inc. (NASDAQ: NKTX) since February 2018. Prior to that, Mr. Hastings served as President, Chief Executive Officer, and Director of the publicly traded, clinical-stage biopharmaceutical company OncoMed Pharmaceuticals, Inc. from January 2006 until January 2018. In August 2013, he was elected chairman of the board of directors of OncoMed and served in that role until January 2018. Prior to joining OncoMed, Mr. Hastings was President, Chief Executive Officer, and Director of QLT, Inc., a publicly traded biotechnology company dedicated to the development and commercialization of innovative ocular products, from February 2002 to September 2006. From 2000 to 2002, Mr. Hastings served as President, Chief Executive Officer, and Director of Axys Pharmaceuticals, Inc., which was acquired by Celera Corporation in 2001. Mr. Hastings was also previously the President of Chiron Biopharmaceuticals, a division of Chiron Corporation, President and Chief Executive Officer of LXR Biotechnology, and he held a variety of management positions of increasing responsibility at Genzyme Corporation, including President of Genzyme Therapeutics Europe and President of Worldwide Therapeutics. Mr. Hastings previously served on the board of directors of Pacira Biosciences, Inc. (NASDAQ: PCRX), a publicly traded biotechnology company, Relypsa, a publicly traded biotechnology company acquired by Galencia AG, as chairman of the board of directors of Proteolix, Inc., a privately held biopharmaceutical company acquired by Onyx Pharmaceuticals, Inc., on the board of directors of ViaCell, Inc., a publicly traded biotechnology company sold to Perkin Elmer, and as a director of ViaCyte, Inc., a privately held regenerative medicine company acquired by Vertex Pharmaceuticals, Inc. Mr. Hastings currently serves as the immediate past Chair and Board Executive Committee member of the Biotechnology Innovation Organization. Mr. Hastings received a B.Sc. in pharmacy from the University of Rhode Island. The Board believes Mr. Hastings is qualified to serve as a director due to his extensive experience in the pharmaceutical and biotechnology industries, including his leadership and management experience.

Wouter Joustra has served as a member of the Board since May 15, 2024. He is a General Partner at Forbion, a leading European life sciences venture capital firm. At Forbion, Mr. Joustra is responsible for deal origination, general portfolio management and divestment strategies, and focuses on Forbion’s Growth Opportunities Funds, which concentrates on investing in late-stage life sciences companies. Prior to joining Forbion in 2019, Mr. Joustra previously was a Senior Trader, as well as Executive Board member of the Life Sciences franchise at Kempen, a European boutique investment bank. In this role, Mr. Joustra managed Kempen’s trading portfolio, and was involved in deal structuring and equity capital markets transactions, as well as larger block trades. Mr. Joustra also served as a member of the board of directors of Gyroscope Therapeutics until the closing of its acquisition by Novartis in February 2022 for up to $1.5 billion, the board of directors of VectivBio (NASDAQ: VECT) from December 2022 until the closing of its $1.2 billion acquisition by Ironwood Pharmaceuticals in December 2023, the board of directors of Aiolos Bio until the closing of its acquisition by GSK plc in February 2024 for up to $1.4 billion and the board of Forbion’s SPAC vehicle until the completion of the business combination of enGene Holdings Inc. (NASDAQ: ENGN) in October 2023. Currently Mr. Joustra serves on the board of directors of VectorY Therapeutics and of NewAmsterdam Pharma N.V. (NASDAQ: NAMS). Mr. Joustra holds an M.Sc. in Business Administration and a B.Sc. in International Business and Management from the University of Groningen. The Board believes Mr. Joustra is qualified to serve as a director due to his experience in the biotechnology industry and the venture capital industry.

Lota Zoth has served as a member of the Board since December 18, 2023. Ms. Zoth is a Certified Public Accountant and has also served as a member of the board of directors of 89BIO, Inc. (Nasdaq: ETNB), a clinical-stage biopharmaceutical company, since June 2020. She has also served as a member of the board of directors and chair of the audit committee of Inovio Pharmaceuticals, Inc. (Nasdaq: INO), a biotechnology company, since January 2018 and August 2018, respectively. Ms. Zoth previously served as a member of the board of directors and chair of the audit committee of Lumos Pharma, Inc. (Nasdaq: LUMO) (previously, NewLink Genetics Corporation), a biopharmaceutical company, from November 2012 to December 2024. Ms. Zoth also served as member of the board of directors and chair of the audit committee of Zymeworks Inc. (NYSE: ZYME), a clinical-stage biopharmaceutical company, from November 2016, as chair of the board of directors from September 2019 to January 2022 and as lead director since January 2022, until stepping down from the Zymeworks Inc. board in December 2023. In addition, she previously served as a member of the board of Spark Therapeutics, Inc., a gene therapy platform company, from January 2016 to December 2019, Circassia Pharmaceuticals, plc (LON: CIR), a specialty biopharmaceutical company, from February 2015 to February 2019, Orexigen Therapeutics, Inc., a biopharmaceutical company, from April 2012 to May 2019, Aeras, a non-profit product development organization, from November 2011 to October 2018, Hyperion Therapeutics, Inc., a commercial-stage biopharmaceutical company, from February 2008 to May 2015 and Ikaria, Inc., a commercial stage biopharmaceutical company, from January 2008 to February 2014. Prior to her retirement, Ms. Zoth most recently served as Senior Vice President and Chief Financial Officer of MedImmune, Inc., a biotechnology company, from April 2004 to July 2007 and as Vice President, Controller & Chief Accounting Officer from August 2002 to April 2004. Ms. Zoth received her B.B.A. from Texas Tech University. The Board believes Ms. Zoth is qualified to serve as a director because of her experience as a senior executive and member of the board of other life science companies.

Role of Board in Risk Oversight

One of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through the Board’s various standing committees that address risks inherent in their respective areas of oversight. Specifically, the audit committee of the Board is responsible for overseeing the management of risks associated with the Company’s financial reporting, accounting, and auditing matters, and the compensation committee of the Board oversees the management of risks associated with the Company’s compensation policies and programs.

Board Composition and Election of Directors

Board Composition

Our board of directors currently consists of seven (7) directors: (i) Ronald H.W. Cooper, the Chief Executive Officer and President of enGene, (ii) Jasper Bos, (iii) Gerald Brunk, (iv) Dr. Richard Glickman, (v) Paul Hastings, (vi) Wouter Joustra and (vii) Lota Zoth. Under the Business Corporations Act (British Columbia) (“BCBCA”), a director may be removed with or without cause by a resolution passed by a special majority of the votes cast by shareholders present in person or by proxy at a meeting and who are entitled to vote.

Staggered Board Provisions

Our articles of incorporation and notice of articles (together, the “Articles”) provide for a staggered board of directors consisting of three groups of directors with directors serving staggered three-year terms.

At every annual general meeting and in every unanimous shareholder resolution in lieu thereof, all of the directors whose terms expire cease to hold office immediately before the election or appointment of directors, but are eligible for re-election or re-appointment. The shareholders entitled to vote at the annual general meeting for the election of directors may elect, or in a unanimous resolution appoint, the number of directors required to fill any vacancies created. The directors will hold office for the applicable terms contemplated in the staggered board provisions. Upon the resignation of a director, the remaining directors may fill the casual vacancy resulting from such resignation for the remainder of the unexpired term.

The terms of office for each of our directors are as follows:

1.
Gerald Brunk and Richard Glickman have terms expiring at the annual general meeting to be held in 2025;
2.
Ronald Cooper and Jasper Bos have terms expiring at the annual general meeting to be held in 2026; and
3.
Paul Hastings, Wouter Joustra and Lota Zoth have terms expiring at the annual general meeting to be held in 2027.

Upon the expiry of the initial terms described above, directors will be elected pursuant to Article 14.2 of the Articles to hold office for three-year terms expiring on the third annual general meeting following their election.

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

Under the Articles, the number of directors of enGene must be set at a minimum of three (3). The directors will be authorized to determine the actual number of directors to be elected from time to time.

Director Term Limits and Other Mechanisms of Board Renewal

enGene’s Board has not adopted director term limits or other automatic mechanisms of board renewal. Rather than adopting formal term limits, mandatory age-related retirement policies and other mechanisms of board renewal, the nominating and corporate governance committee of the Board has developed a skills and competencies matrix for enGene’s Board as a whole and for individual directors. The nominating and corporate governance committee has developed and oversees a process for the assessment of the Board, each committee and each director regarding their or its effectiveness and contribution, and report evaluation results to the Board on a regular basis.

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

Independence of the Members of the Board of Directors

Director Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) implemented by the Canadian Securities Administrators, a director is considered to be independent if that person is independent within the meaning of National Instrument 52-110 — Audit Committees (“NI 52-110”). Pursuant to NI 52-110, an independent director is a director who is free from any direct or indirect relationship which could, in the view of enGene’s Board of Directors, be reasonably expected to interfere with a director’s independent judgment.

enGene’s Board has determined that (i) each of Jasper Bos, Gerald Brunk, Richard Glickman, Paul Hastings, Wouter Joustra and Lota Zoth is an independent director under applicable Nasdaq rules and pursuant to NI 52-110 and (ii) each of Gerald Brunk, Richard Glickman, Paul Hastings and Lota Zoth are independent under the heightened independence standards of NI 52-110, the SEC and Nasdaq rules for audit committee independence.

The independent directors of enGene’s Board hold regularly scheduled meetings at which non-independent directors and members of management are not in attendance.

Mandate of the Board of Directors

enGene’s Board is responsible for the stewardship of the Company and providing oversight as to the management of enGene and its affairs, including providing guidance and strategic oversight to management. enGene’s Board has adopted a formal mandate that includes the following:

(1)
appointing enGene’s Chief Executive Officer;
(2)
developing the corporate goals and objectives that enGene’s Chief Executive Officer is responsible for meeting and reviewing the performance of enGene’s Chief Executive Officer against such corporate goals and objectives;
(3)
taking steps to satisfy itself as to the integrity of enGene’s Chief Executive Officer and other executive officers and that enGene’s Chief Executive Officer and other executive officers create a culture of integrity throughout the organization;
(4)
reviewing and approving enGene’s Code of Conduct (as defined herein) and reviewing and monitoring compliance with the Code of Conduct and enGene’s enterprise risk management processes;
(5)
adopting a strategic planning process to establish objectives and goals for enGene’s business and reviewing, approving, and modifying, as appropriate, the strategies proposed by management to achieve such objectives and goals; and
(6)
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

A director who has a material interest in a matter before the Board or any committee on which they serve is required to disclose such interest as soon as the director becomes aware of it. In situations where a director has a material interest in a matter to be considered by the Board or any committee on which they serve, such director may be required to absent themselves from the meeting while discussions and voting with respect to the matter are taking place. Directors will also be required to comply with the relevant provisions of the BCBCA regarding conflicts of interest.

The frequency of meetings of the Board and the nature of agenda items may change from year to year depending upon the Company’s activities, however the Board generally meets at least quarterly, and at each meeting there is a review of enGene’s business. The Board facilitates its exercise of independent supervision over the Company’s management by holding regular meetings of the Board where the directors discuss significant corporate activities and plans, both with and without members of the Company’s management being in attendance.

Board Committees

The standing committees of the Board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. The Board may from time to time establish other committees.

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

Audit Committee

enGene has established an audit committee comprised of independent directors as required by applicable SEC, Nasdaq rules and NI 52-110. At least one member of the audit committee will qualify as an “audit committee financial expert”, as such term is defined the rules and regulations established by the SEC, and all members of the audit committee are “financially literate”, as such term is defined in NI 52-110 (except as may be permitted by NI 52-110). The principal purpose of enGene’s audit committee is to assist the Board in its oversight of:

(1)
the quality and integrity of enGene’s financial statements and related information;
(2)
the independence, qualifications, appointment and performance of enGene’s external auditor;
(3)
enGene’s disclosure controls and procedures, internal control over financial reporting and management’s responsibility for assessing and reporting on the effectiveness of such controls;
(4)
enGene’s compliance with applicable legal and regulatory requirements; and
(5)
enGene’s enterprise risk management processes.

The Board has established a written charter setting forth the purpose, composition, authority and responsibility of the audit committee, consistent with the rules of the Nasdaq, the SEC and NI 52-110.

enGene’s audit committee has access to all of the Company’s books, records, facilities and personnel and may request any information about enGene as it may deem appropriate. It also has the authority in its sole discretion and at enGene’s expense, to retain and set the compensation of outside legal, accounting or other advisors as necessary to assist in the performance of its duties and responsibilities.

The audit committee currently consists of Lota Zoth (Chair), Gerald Brunk and Richard Glickman. The Board has determined that Ms. Zoth qualifies as an audit committee financial expert.

Compensation Committee

Under SEC and the Nasdaq rules, there are heightened independence standards for members of the compensation committee. enGene’s compensation committee members meet this heightened standard and are also independent for purposes of NI 58-101. The functions of the compensation committee include:

(1)
reviewing and making recommendations with respect to compensation policy and programs and determining and recommending option grants under enGene’s incentive stock plan;

(2)
reviewing and recommending to enGene’s Board the manner in which executive compensation should be tied to corporate goals and objectives;
(3)
reviewing and approving annually the corporate goals and objectives applicable to the compensation of the Chief Executive Officer, evaluating at least annually the Chief Executive Officer’s performance in light of those goals and objectives and determining and approving the Chief Executive Officer’s compensation level based on this evaluation;
(4)
making recommendations to enGene’s Board regarding the compensation of all other executive officers;
(5)
reviewing and making recommendations to enGene’s Board regarding incentive compensation plans and equity-based plans;
(6)
authority to oversee enGene’s non-executive incentive compensation plans and equity-based plans, including the discharge of any duties imposed on the compensation committee by any of those plans; and
(7)
reviewing director compensation for service on enGene’s Board and board committees at least once a year and to recommending any changes to the Board.

The Board has established a written charter that sets forth the purpose, composition, authority and responsibility of the compensation committee consistent with the rules of the Nasdaq, the SEC and the guidance of the Canadian Securities Administrators.

The compensation committee currently consists of Gerald Brunk (Chair), Paul Hastings and Wouter Joustra.

Nominating and Corporate Governance Committee

The members of the nominating and governance committee are independent for purposes of NI 58-101.

enGene’s Board has established a written charter that sets forth the purpose, composition, authority and responsibility of enGene’s nominating and corporate governance committee. The nominating and corporate governance committee’s purpose is to assist the Board in:

(1)
identifying individuals qualified to become members of enGene’s Board;
(2)
selecting or recommending that enGene’s Board select director nominees for the next annual meeting of shareholders and determining the composition of the Board and its committees;
(3)
developing and overseeing a process to assess enGene’s Board, the Chair of the board, the committees of the board, the chairs of the committees, individual directors and management; and
(4)
developing and implementing enGene’s corporate governance guidelines.

In identifying new candidates for enGene’s Board, the nominating and corporate governance committee will consider what competencies and skills the Board, as a whole, should possess and assess what competencies and skills each existing director possesses, considering enGene’s Board as a group, and the personality and other qualities of each director, as these may ultimately determine the boardroom dynamic.

It is the responsibility of the nominating and corporate governance committee to regularly evaluate the overall efficiency of enGene’s Board and its Chair and all board committees and their chairs. As part of its mandate, the nominating and corporate governance committee will conduct the process for the assessment of enGene’s Board, each committee and each director regarding their or its effectiveness and contribution, and report evaluation results to the Board on a regular basis.

The nominating and corporate governance committee currently consists of Richard Glickman (Chair), Jasper Bos, Paul Hastings and Lota Zoth.

Code of Business Conduct and Ethics

enGene has established a code of business conduct and ethics (the “Code of Conduct”) applicable to all of enGene’s directors, officers and employees, including its Chief Executive Officer, Chief Financial Officer, controller or principal accounting officer, or other persons performing similar functions, which will be a “code of ethics” as defined in Item 406(b) of Regulation S-K promulgated by the SEC and which will be a “code” under NI 58-101. The Code of Conduct sets out the fundamental values and standards of behavior that are expected from enGene’s directors, officers, employees, consultants and contractors with respect to all aspects of its business. The objective of the Code of Conduct is to provide written standards designed to promote integrity and deter wrongdoing.

The full text of the Code of Conduct is posted on enGene’s website at www.engene.com. The written Code of Conduct is filed with the Canadian securities regulatory authorities on SEDAR+ at www.sedarplus.ca. Information contained on, or that can be accessed through, enGene’s website does not constitute a part of this Amendment No. 1 and is not incorporated by reference herein. If enGene makes any amendment to the Code of Conduct or grants any waivers, including any implicit waiver, from a provision of the code of ethics included within the Code of Conduct, enGene will disclose the nature of such amendment or waiver on its website to the extent required by the rules and regulations of the SEC and the Canadian Securities Administrators. enGene intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, by posting such information on enGene’s internet website.

Monitoring Compliance with the Code of Conduct

enGene’s nominating and corporate governance committee is responsible for reviewing and evaluating the Code of Conduct at least annually and recommending any necessary or appropriate changes to the Board for consideration. Additionally, the nominating and corporate governance committee assists enGene’s Board with the monitoring of compliance with the Code of Conduct, and will be responsible for considering any waivers of the Code of Conduct (other than waivers applicable to members of the nominating and corporate governance committee, which shall be considered by the audit committee, or waivers applicable to enGene’s directors or executive officers, which shall be subject to review by the Board as a whole).

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted and maintain our Insider Trading Policy which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. Our Insider Trading Policy was filed as Exhibit 19 to the Original Form 10-K filed with the SEC on December 19, 2024. Our Insider Trading Policy governs the purchase, sale and/or other disposition of our securities and applies to all directors, officers, and employees of enGene and its subsidiaries as well as consultants that we may designate from time to time. Pursuant to the Company’s Insider Trading Policy, every Company insider is prohibited from speculative or indirect trading in Company securities – such as short sales, trading in puts, calls or options – or similar rights or obligations to buy or sell Company securities, or the purchase of Company securities with the intention of quickly reselling them. In addition, Company insiders may not buy Company securities on margin, and are prohibited from purchasing financial instruments designed to hedge or offset a decrease in the market value of Company securities. Insiders are strongly discouraged from using Company securities as collateral for loans or in margin accounts. In addition, our policy prohibits Company insiders from purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their personal benefit or to make recommendations or express opinions to another person regarding trading our securities. In addition, we maintain a quarterly black-out window and will impose special blackout periods during which applicable individuals may not trade.

Company insiders are permitted to enter into trading plans that are intended to comply with the requirements of Exchange Act Rule 10b5-1 and comparable Canadian securities law requirements so they may make predetermined trades of our securities.

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

Except as stated above, enGene complies with the rules generally applicable to U.S. domestic companies listed on the Nasdaq.

The Canadian Securities Administrators has issued corporate governance guidelines pursuant to National Policy 58-201 — Corporate Governance Guidelines (the “Corporate Governance Guidelines”), together with certain related disclosure requirements pursuant to NI 58-101. The Corporate Governance Guidelines are recommended as guidelines for issuers to consider in developing their own corporate governance practices. enGene recognizes that good corporate governance plays an important role in its overall success and in enhancing shareholder value and, accordingly, enGene has adopted certain corporate governance policies and practices which reflect its consideration of the recommended Corporate Governance Guidelines.

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

The compensation provided to our named executive officers for the fiscal years ended October 31, 2024 and 2023 (“fiscal 2024” and “fiscal 2023,” respectively) is detailed in the Summary Compensation Table and accompanying footnotes and narrative that follow this section.

For fiscal 2024, the “named executive officers” and their positions were as follows:

(1)
Ronald H.W. Cooper, our Chief Executive Officer and President;
(2)
Dr. Raj S. Pruthi, our Chief Medical Officer;
(3)
Lee G. Giguere, our Chief Legal Officer and Secretary; and
(4)
Jason D. Hanson, our former Chief Executive Officer.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for the fiscal years ended October 31, 2024 and 2023.

Name and Principal Position(1)	Fiscal Year	Salary ($)(2)	Bonus($)(3)	Option Awards ($)(4)	Nonequity Incentive Plan Compensation(5)	All Other Compensation ($)(6)	Total ($)
Ronald H.W. Cooper	2024	196,951	-	7,985,375	246,960	4,526	8,433,812
Chief Executive Officer and President
Raj S. Pruthi, MD, MHA, FACS	2024	253,483	-	2,005,951	200,320	6,305	2,466,059
Chief Medical Officer
Lee G. Giguere	2024	312,735	137,150	2,698,001	147,862	7,701	3,303,449
Chief Legal Officer & Secretary
Jason D. Hanson	2024	427,283	-	-	-	571,946	999,299
Former Chief Executive Officer	2023	442,337	-	1,536,357	204,340	9,900	2,192,934

1.
Messrs. Cooper and Giguere and Dr. Pruthi were not named executive officers during fiscal 2023. Mr. Cooper began employment with the Company on July 22, 2024 and Mr. Giguere on January 29, 2024. Dr. Pruthi began employment on April 8, 2024 as Senior Vice President, Urologic Oncology and Clinical Development and was promoted to Chief Medical Officer on July 22, 2024. Mr. Hanson’s employment ended on July 22, 2024 pursuant to the terms of his Transition Agreement. See “— Employment Arrangements with our Named Executive Officers — Hanson Transition Agreement” below.
2.
The fiscal 2024 base salary of each named executive officer represents his prorated base salary.
3.
The fiscal 2024 bonus for Mr. Giguere represents a $137,150 sign-on bonus paid in connection with the commencement of his employment. See “— Employment Arrangements with our Named Executive Officers — Lee G. Giguere.”
4.
The amount reported represents the aggregate grant date fair value of the stock options awarded to Messrs. Cooper and Giguere and Dr. Pruthi during fiscal 2024 and to Mr. Hanson in fiscal 2023, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock option reported in this column are set forth in Note 13 to our consolidated financial statements as of and for the years ended October 31, 2024 and 2023 in the Original Form 10-K. The amount reported in this column reflects the grant date accounting cost for these stock option awards and does not correspond to the actual economic value that may be received by Messrs. Cooper, Giguere and Hanson and Dr. Pruthi upon the vesting of their stock options or any sale of the shares, which depends on the market value of our Common Shares on a date in the future.
5.
The amounts in the “Nonequity incentive plan compensation” column represent annual cash incentive compensation amounts awarded to the named executive officers by enGene’s compensation committee, as detailed in “— Cash Incentive Compensation” below.
6.
For fiscal 2024, “all other compensation” includes the following: (a) 401(k) employer matching contributions in the amounts of $2,632, $4,082, $6,159 and $10,350 for Mr. Cooper, Dr. Pruthi, Mr. Giguere and Mr. Hanson, respectively, (b) life insurance premiums in the amounts of $213, $91, $304 and $161 for Mr. Cooper, Dr. Pruthi, Mr. Giguere and Mr. Hanson, respectively, and (c) supplemental disability premiums in the amounts of $1,681, $2,132, $1,239 and $2,239 for Mr. Cooper, Dr. Pruthi, Mr. Giguere and Mr. Hanson, respectively. In addition, in fiscal 2024, pursuant to the Hanson Transition Agreement (as defined herein) described below, Mr. Hanson’s “all other compensation” includes the payment to him of $390,000 in connection with a 2024 target bonus pursuant to the terms of the Hanson Transition Agreement, $44,196 of fees paid or accrued for the continuation of health insurance, and $125,000 of fees paid or accrued for his post-employment consulting. For fiscal 2023, the amount of “all other compensation” reported for Mr. Hanson represents 401(k) employer matching contributions.

Narrative to Summary Compensation Table

Base Salaries

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For the fiscal year ended October 31, 2024, the annualized base salary for each of Mr. Cooper, Mr. Giguere and Mr.

Hanson, was $700,000, $410,000, and $590,000, respectively, and, following Dr. Pruthi’s promotion to Chief Medical Officer on July 22, 2024, his annualized base salary was $460,000.

Cash Incentive Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations. Cash bonuses are earned by our executives based on the achievement of overall company performance criteria over the course of each calendar year (not fiscal year). Accordingly, amounts for each of the Company’s named executive officers in the “Nonequity incentive plan compensation” column for fiscal 2024 and fiscal 2023 were awarded as a result of the achievement of certain performance measures over calendar years 2024 and 2023. The company performance criteria for calendar years 2024 and 2023 included operational goals in the areas of the clinical development of detalimogene voraplasmid, or detalimogene, potential indications for detalimogene or the DDX platform, manufacturing of detalimogene, financing activity and building the corporate organization and corporate brand. For 2024, the compensation committee determined that overall corporate performance was achieved based on an assessment of the pre-established 2024 corporate goals and determined to grant cash incentive compensation awards to our named executive officers for 2024 in the amounts of $246,960, $200,320 and $147,862 to Mr. Cooper, Dr. Pruthi and Mr. Giguere, respectively.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our shareholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Executive grants are typically negotiated in connection with their hiring. In connection with the hiring of our named executive officers in fiscal 2024, we awarded stock options for Common Shares in the amounts of 1,250,000, 125,000 and 225,000 to Mr. Cooper, Dr. Pruthi and Mr. Giguere, respectively, and awarded a stock option for Common Shares in the amount of 110,000 to Dr. Pruthi in connection with his promotion to Chief Medical Officer. The stock options granted to our named executive officers each have a 10-year term and vests over four years, with 25% of the underlying shares vesting on the one-year anniversary of the grant date or employment commencement date, as applicable, and the remainder vesting in equal amounts monthly for three years thereafter, subject to the named executive officer’s continued service as an employee of, or other service provider to, the Company through the applicable vesting dates.

Employment Arrangements with our Named Executive Officers

Ronald H.W. Cooper

On July 22, 2024, in connection with Mr. Cooper’s appointment as Chief Executive Officer, enGene USA, Inc., an indirect, wholly-owned subsidiary of the Company (“enGene USA”), Mr. Cooper entered into an employment agreement (the “Cooper Employment Agreement”). The Cooper Employment Agreement has no fixed term and is terminable at will. Mr. Cooper is entitled under the Cooper Employment Agreement to an annual base salary of $700,000, an annual 60% bonus opportunity, and to participate in enGene USA’s employee benefit plans. In addition, the Cooper Employment Agreement provided for the grant to Mr. Cooper of an inducement equity award consisting of a non-qualified stock option to purchase 1,250,000 Common Shares. The Company granted the stock option to Mr. Cooper on July 22, 2024 at an exercise price per share of $8.81. The agreement to grant the stock option was an inducement material to Mr. Cooper’s entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4). While the stock option was granted outside of the Company’s Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan, it has terms and conditions consistent with those set forth under the plan.

Pursuant to the Cooper Employment Agreement, (a) upon the termination of Mr. Cooper’s employment by enGene USA without Cause (as defined in the Cooper Employment Agreement) or by Mr. Cooper for Good Reason (as defined in the Cooper Employment Agreement), Mr. Cooper is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) twelve months of continued health insurance benefits, (iii) a prorated portion of his annual bonus, (iv) acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination, and (v) acceleration and vesting of any then unvested equity awards that are subject to performance-based vesting; and (b) upon the termination of Mr. Cooper by enGene USA without Cause or by Mr. Cooper for Good Reason during a change in control period, which includes the ninety days prior to and twelve months following a change in control, Mr. Cooper is entitled to receive post-termination severance benefits from enGene USA consisting of (i) eighteen months’ base salary, (ii) an amount equal to his annual bonus opportunity at the target level, (iii) eighteen months of post-termination health insurance benefits; and (iv) acceleration and vesting of all then unvested equity awards, regardless of any restriction with respect to time, performance or other restrictions.

In addition, pursuant to the Cooper Employment Agreement, Mr. Cooper has agreed to standard restrictive covenant obligations, including a noncompete and nonsolicit obligation which run while employed and for twelve months thereafter, or eighteen months, if such termination occurs during a change in control period.

As an employee of the Company, Mr. Cooper will not receive any separate compensation for his service on the Board.

Raj S. Pruthi

On July 16, 2024, in connection with Dr. Pruthi’s promotion to Chief Medical Officer, enGene USA and Dr. Pruthi entered into an employment agreement (the “Pruthi Employment Agreement”) to be effective as of July 22, 2024. The Pruthi Employment Agreement has no fixed term and is terminable at will. Mr. Pruthi is entitled to, under the Pruthi Employment Agreement, an annual base salary of $460,000, an annual 40% bonus opportunity, and eligibility to participate in enGene USA’s employee benefit plans. In addition, the Pruthi Employment Agreement provided for the grant to Dr. Pruthi of a stock option to purchase 110,000 Common Shares. The Company granted the stock option to Dr. Pruthi on July 24, 2024 at an exercise price per share of $8.65.

Pursuant to the Pruthi Employment Agreement, (a) upon the termination of Dr. Pruthi’s employment by enGene USA without Cause (as defined in the Pruthi Employment Agreement) or by Dr. Pruthi for Good Reason (as defined in the Pruthi Employment Agreement), Dr. Pruthi is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) twelve months of continued health insurance benefits, (iii) a prorated portion of his annual bonus, if such termination occurs six months or more into the applicable performance period for such annual bonus, and (iv) acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination; and (b) upon the termination of Dr. Pruthi by enGene USA without Cause or by Dr. Pruthi for Good Reason during a change in control period, which includes the ninety days prior to and twelve months following a change in control, Dr. Pruthi is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) an amount equal to his annual bonus opportunity at the target level, (iii) twelve months of post-termination health insurance benefits; and (iv) acceleration and vesting of all then unvested time-based equity awards.

In addition, pursuant to the Pruthi Employment Agreement, Dr. Pruthi has agreed to standard restrictive covenant obligations, including a noncompete and nonsolicit obligation which run while employed and for twelve months thereafter.

Lee G. Giguere

On April 22, 2024, enGene USA and the Company’s Chief Legal Officer, Lee G. Giguere, entered into an employment agreement (the “Giguere Employment Agreement”) to be effective as of January 29, 2024. The Giguere Employment Agreement has no fixed term and is terminable at will. Mr. Giguere is entitled to, under the Giguere Employment Agreement, an annual base salary of $410,000, an annual 40% bonus opportunity, and eligibility to participate in enGene USA’s employee benefit plans. Mr. Giguere is also entitled to a cash signing bonus in the amount of $137,150, which was paid in the first regular payroll period following Mr. Giguere’s commencement of employment, and which shall be deemed earned upon completion of one full year of active employment with the Company. Additionally, Mr. Giguere was eligible to receive a grant of an option to acquire 225,000 Common Shares at an exercise price equal to the fair value of such Common Shares on the grant date and which shall vest at 25% on the first anniversary of his employment commencement date, with the remaining portion to vest monthly over the remaining three years. The Company granted the stock option to Mr. Giguere on March 15, 2024 at an exercise price per share of $16.85.

Pursuant to the Giguere Employment Agreement, (a) upon the termination of Mr. Giguere’s employment by enGene USA without Cause (as defined in the Giguere Employment Agreement) or by Mr. Giguere for Good Reason (as defined in the Giguere Employment Agreement), Mr. Giguere is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) twelve months of continued health insurance benefits, (iii) a prorated portion of his annual bonus, if such termination occurs six months or more into the applicable performance period for such annual bonus, and (iv) acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination; and (b) upon the termination of Mr. Giguere by enGene USA without Cause or by Mr. Giguere for Good Reason during a change in control period, which includes the ninety days prior to and twelve months following a change in control, Mr. Giguere is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) an amount equal to his annual bonus opportunity at the target level, (iii) twelve months of post-termination health insurance benefits; and (iv) acceleration and vesting of all then unvested time-based equity awards.

In addition, pursuant to the Giguere Employment Agreement, Mr. Giguere has agreed to standard restrictive covenant obligations, including a noncompete and nonsolicit obligation which run while employed and for twelve months thereafter.

Jason D. Hanson

On November 8, 2023, enGene USA and the Company’s then Chief Executive Officer, Jason Hanson, entered into an employment agreement (the “Hanson Employment Agreement”) to be effective as of November 1, 2023. The Hanson Employment Agreement replaced the prior employment agreement between Mr. Hanson and enGene Inc., dated as of July 9, 2018, which agreement governed Mr. Hanson’s compensation arrangements for fiscal year 2022.

The Hanson Employment Agreement had no fixed term and was terminable at will, and entitled Mr. Hanson to an annual base salary of $590,000, an annual 55% bonus opportunity, and eligibility to participate in enGene USA’s employee benefit plans.

The Hanson Employment Agreement provided that, (a) upon the termination of Mr. Hanson’s employment by enGene USA without Cause (as defined in the Hanson Employment Agreement) or by Mr. Hanson for Good Reason (as defined in the Hanson Employment Agreement), Mr. Hanson would be entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) twelve months of continued health insurance benefits, (iii) a prorated portion of his annual bonus, if such termination occurs six months or more into the applicable performance period for such annual bonus, and (iv) acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination; and (b) upon the termination of Mr. Hanson by enGene USA without Cause or by Mr. Hanson for Good Reason during a change in control period, which includes the ninety days prior to and twelve months following a change in control, Mr. Hanson would be entitled to receive post-termination severance benefits from enGene USA consisting of (i) eighteen months’ base salary, (ii) an amount equal to his annual bonus opportunity at the target level, (iii) eighteen months of post-termination health insurance benefits; and (iv) acceleration and vesting of all then unvested time-based equity awards.

In addition, pursuant to the Hanson Employment Agreement, Mr. Hanson agreed to standard restrictive covenant obligations, including a noncompete and nonsolicit obligation which were to run while employed and for twelve months thereafter, or eighteen months, if such termination were to occur during a change in control period.

Hanson Transition Agreement

As previously disclosed, in February 2024, Mr. Hanson notified the Company of his intention to resign due to personal reasons, pending a successful search for his successor. In connection with Mr. Hanson’s planned resignation, on February 13, 2024, enGene USA entered into a Transition and Modified Employment Agreement (the “Hanson Transition Agreement”) with Mr. Hanson, which amended and modified the Hanson Employment Agreement. On July 23, 2024, enGene USA and Mr. Hanson entered into the Amendment to Transition and Modification Agreement (the “TMA Amendment”), which amended the Hanson Transition Agreement. Under the terms of the Hanson Employment Agreement, as amended by the Hanson Transition Agreement and the TMA Amendment, upon Mr. Hanson’s voluntary resignation or death or disability and subject to execution and non-revocation of a customary release, Mr. Hanson is entitled to:

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

The Hanson Transition Agreement further provided that, in the event Mr. Hanson were to resign upon the appointment by the Company of a new chief executive officer, Mr. Hanson would be immediately engaged in a consulting role to provide transition services as a Senior Strategic Advisor to the Company for a period of at least six months following the effective date of resignation (the “Consulting Period”) in exchange for a monthly fee of $25,000 for the initial six-month Consulting Period, and $500 per hour thereafter, provided that Mr. Hanson need not devote more than fifteen (15) hours per week to providing such transition services.

In connection with the Company’s appointment of Mr. Cooper as the Company’s new Chief Executive Officer on July 22, 2024, Mr. Hanson voluntarily resigned as Chief Executive Officer and was immediately engaged in a consulting role to provide transition services as a Senior Strategic Advisor to the Company.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of October 31, 2024.

Name	Grant Date	Number Of Securities Underlying Unexercised Options (#) Exercisable		Number Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date
Ronald H.W. Cooper	7/22/2024	-	(1)	1,250,000	8.81	7/22/2034
Raj S. Pruthi	4/22/2024	-	(2)	125,000	14.80	4/22/2034
	7/24/2024	-	(3)	110,000	8.65	7/24/2034

Lee G. Giguere	3/15/2024	-	(4)	225,000	16.85	3/15/2034
Jason D. Hanson	7/9/2018	137,051	(5)	—	0.88	7/9/2028
	7/30/2019	30,939	(5)	—	0.88	7/30/2029
	8/20/2021	524,544	(5)	—	0.88	8/20/2031
	8/20/2021	10,906	(5)	—	0.88	8/20/2031
	7/7/2023	512,826	(5)	—	4.25	7/7/2033

1.
This option vests at 25% on July 22, 2025 with the remaining portion to vest in approximately equal amounts monthly over the remaining three years, subject to Mr. Cooper’s continued service.
2.
This option vests at 25% on April 22, 2025 with the remaining portion to vest in approximately equal amounts monthly over the remaining three years, subject to Dr. Pruthi’s continued service.
3.
This option vests at 25% on July 24, 2025 with the remaining portion to vest in approximately equal amounts monthly over the remaining three years, subject to Dr. Pruthi’s continued service.
4.
This option vests at 25% on January 29, 2025 with the remaining portion to vest in approximately equal amounts monthly over the remaining three years, subject to Mr. Giguere’s continued service.
5.
This option is fully vested and exercisable.

Employee Benefit and Equity Compensation Plans

Summary of the Equity Plans

For the fiscal year ended October 31, 2023, executive compensation was under enGene Inc.’s employee stock option plan and equity incentive plan (together, the “enGene Inc. Plans”). Pursuant to the enGene Inc. Plans, stock options to purchase non-voting common shares of enGene Inc. were granted to directors, officers, employees, consultants and members of the scientific advisory board. The enGene Inc. Plans provided for the issuance of Common Share options up to a maximum of 15% of the aggregate issued and outstanding common shares and non-voting common shares of enGene Inc. calculated on an as converted and fully diluted basis. enGene Inc.’s board of directors administered the enGene Inc. Plans. It was enGene Inc.’s policy to establish the exercise price at an amount that approximates (and is no less than) the fair value of the underlying shares on the date of grant as determined by the board of directors.

For the fiscal year ended October 31, 2024, the enGene Inc. Plans have been superseded by the enGene Holdings Inc. Amended and Restated 2023 Incentive Equity Plan (the “Incentive Equity Plan”). The following is a summary of the Incentive Equity Plan.

Type of Awards

The Incentive Equity Plan provides for the issuance of stock options (including non-statutory stock options and incentive stock options), stock appreciation rights (“SARs”), restricted shares, restricted share units and other share-based awards to employees, non-employee directors, and certain consultants and advisors of enGene or its subsidiaries.

Administration

The Incentive Equity Plan is administered by the compensation committee of the Board or another committee appointed by the Board to administer the Incentive Equity Plan (the “Committee”); provided that any grants to members of the Board must be authorized by a majority of the Board (counting all the Board members for purposes of a quorum, but only non-interested Board members for purposes of such majority approval). The Committee (if other than the full Board) must consist of directors who are “non-employee directors” as defined under Rule 16b-3 promulgated under the Exchange Act and “independent directors,” as determined in accordance with the independence standards established by the stock exchange on which the Common Shares is at the time primarily traded. The Committee may delegate authority under the Incentive Equity Plan to one or more subcommittees as it deems appropriate. Subject to compliance with applicable law and stock exchange requirements, so long as the Chief Executive Officer is also a director on the Board, the Committee may delegate all or part of its authority to the Chief Executive Officer (or if there is none then appointed, the President), as it deems appropriate, with respect to grants to employees or consultants who are not executive officers under Section 16 of the Exchange Act.

Shares Subject to the Incentive Equity Plan

As of February 14, 2025, the number of Common Shares subject to the Incentive Equity Plan was 9,809,943, inclusive of 2,626,397 Common Shares enGene is authorized to issue under the plan, plus 7,183,546 Common Shares that are subject to outstanding grants. The Incentive Equity Plan contains an evergreen provision, pursuant to which, commencing with the first business day of each calendar year, the aggregate number of Common Shares that may be issued or transferred under the Incentive Equity Plan will be increased by a number of Common Shares equal to the lesser of (x) 5% of the issued and outstanding Common Shares, or (y) such lesser number of shares as may be determined by the Committee.

If any options or SARs granted under the Incentive Equity Plan (including options or SARs granted under the prior enGene Inc. Plans) expire or are canceled, forfeited, exchanged, or surrendered without having been exercised, or if any share awards, share units, or other share-based awards granted under the Incentive Equity Plan (including options or SARs granted under the prior enGene Inc. Plans) are forfeited, terminated, or otherwise not paid in full, the Common Shares subject to such awards will again be available for purposes of the Incentive Equity Plan. If Common Shares are surrendered in payment of the exercise price of an option, the number of Common Shares available for issuance under the Incentive Equity Plan will be reduced only by the net number of shares actually issued by the Company upon such exercise and not by the gross number of shares as to which such option is exercised. Upon the exercise of any SAR under the Incentive Equity Plan, the number of Common Shares available for issuance will be reduced only by the net number of shares actually issued by the Company upon such exercise.

If Common Shares are withheld by the Company in satisfaction of the withholding taxes incurred in connection with the issuance, vesting or exercise of any grant or the issuance of Common Shares under the Incentive Equity Plan, the number of Common Shares available for issuance will be reduced by the net number of shares issued, vested, or exercised under such grant, calculated in each instance after payment of such share withholding. If any awards are paid in cash, and not in Common Shares, any Common Shares subject to such awards will also be available for future awards. If the Company repurchases its Common Shares on the open market with the proceeds from the exercise price the Company receives from options, the repurchased shares will not be available for issuance under the Incentive Equity Plan.

Individual Limits for Non-Employee Directors

The maximum aggregate grant date value of Common Shares granted to any non-employee director in any one calendar year, taken together with any cash fees earned by such non-employee director for services rendered during the calendar year, shall not exceed $500,000 in total value; provided, however, that with respect to the year during which a non-employee director is first appointed or elected to the Board, the maximum aggregate grant date value of Common Shares granted to such non-employee director, taken together with any cash fees earned by such non-employee director for services rendered during such period, shall not exceed $750,000 in total value during the initial annual period.

Adjustments

In connection with stock splits, stock dividends, recapitalizations, and certain other events affecting Common Shares, the Committee will make adjustments as it deems appropriate in: the maximum number of Common Shares reserved for issuance as grants; the maximum amount of awards that may be granted to any individual non-employee director in any year; the number and kind of shares covered by outstanding grants; the number and kind of shares that may be issued under the Incentive Equity Plan; the price per share or market value of any outstanding grants; the exercise price of options; the base amount of SARs; and the performance goals or other terms and conditions as the Committee deems appropriate.

Eligibility and Vesting

All of the employees and non-employee directors of enGene are eligible to receive grants under the Incentive Equity Plan. In addition, consultants who perform certain services for enGene may receive grants under the Incentive Equity Plan. The Committee will (i) select the employees, non-employee directors, and consultants to receive grants and (ii) determine the number of Common Shares subject to a particular grant and the vesting and exercisability terms of awards granted under the Incentive Equity Plan.

Options

Under the Incentive Equity Plan, the Committee will determine the exercise price of the options granted and may grant options to purchase Common Shares in such amounts as it determines. The Committee may grant options that are intended to qualify as incentive stock options under Section 422 of the Code, or non-qualified stock options, which are not intended to so qualify. Incentive stock options may only be granted to employees. Anyone eligible to participate in the Incentive Equity Plan may receive a grant of non-qualified stock options. The exercise price of a stock option granted under the Incentive Equity Plan cannot be less than the fair market value of a Common Share on the date the option is granted. If an incentive stock option is granted to a 10% shareholder of the total combined voting power of all classes of enGene securities, the exercise price cannot be less than 110% of the fair market value of a Common Share on the date the option is granted.

The exercise price for any option is generally payable in cash. In certain circumstances as permitted by the Committee, the exercise price may be paid: by the surrender of Common Shares with an aggregate fair market value, on the date the option is exercised, equal to the exercise price; by payment through a broker in accordance with procedures established by the Federal Reserve Board; solely with respect to non-qualified stock options, by Common Shares subject to the exercisable option that have a fair market value on the date of exercise equal to the aggregate exercise price; or by such other method as the Committee approves.

The term of an option cannot exceed 10 years from the date of grant, except that if an incentive stock option is granted to a 10% shareholder of the total combined voting power of all class of enGene securities, the term cannot exceed five years from the date of grant. In the event that on the last day of the term of a non-qualified stock option, the exercise is prohibited by applicable law, including a prohibition on purchases or sales of Common Shares under the enGene insider trading policy, or pursuant to any restrictions on transfer imposed by the Committee, the term of the non-qualified option will be extended for a period of 30 days following the end of the legal prohibition, or until the expiration of such restrictions on transfer, unless the Committee determines otherwise.

Except as provided in the grant instrument, an option may only be exercised while a participant is employed by or providing service to us. The Committee will determine in the grant instrument under what circumstances and during what time periods a participant may exercise an option after termination of employment.

Share Awards

Under the Incentive Equity Plan, the Committee may grant share awards. A share award is an award of Common Shares that may be subject to restrictions as the Committee determines. The restrictions, if any, may lapse over a specified period of employment or based on the satisfaction of pre-established criteria, in installments or otherwise, as the Committee may determine, including, but not limited to, restrictions based on the achievement of performance goals. Except to the extent restricted under the grant instrument relating to the share award, a participant will have all of the rights of a shareholder as to those shares, including the right to vote and the right to receive dividends or distributions on the shares. Dividends with respect to share awards that vest based on performance shall vest if and to the extent that the underlying share award vests, as determined by the Committee. All unvested share awards are forfeited if the participant’s employment or service is terminated for any reason, unless the Committee determines otherwise.

Share Units

Under the Incentive Equity Plan, the Committee may grant share units to anyone eligible to participate in the Incentive Equity Plan. Share units represent hypothetical Common Shares. Share units become payable on terms and conditions determined by the Committee, including specified performance goals, and will be payable in cash, Common Shares, or a combination thereof, as determined by the Committee. All unvested share units are forfeited if the participant’s employment or service is terminated for any reason, unless the Committee determines otherwise.

Stock Appreciation Rights

Under the Incentive Equity Plan, the Committee may grant SARs, which may be granted separately or in tandem with any option. SARs granted in tandem with a non-qualified stock option may be granted either at the time the non-qualified stock option is granted or any time thereafter while the option remains outstanding. SARs granted in tandem with an incentive stock option may be granted only at the time the grant of the incentive stock option is made. The Committee will establish the base amount of the SAR at the time the SAR is granted, which will be equal to or greater than the fair market value of a Common Share as of the date of grant.

If a SAR is granted in tandem with an option, the number of SARs that are exercisable during a specified period will not exceed the number of Common Shares that the participant may purchase upon exercising the related option during such period. Upon exercising the related option, the related SARs will terminate, and upon the exercise of a SAR, the related option will terminate to the extent of an equal number of Common Shares. Generally, SARs may only be exercised while the participant is employed by, or providing services to, us. When a participant exercises a SAR, the participant will receive the excess of the fair market value of the underlying Common Shares over the base amount of the SAR. The appreciation of a SAR will be paid in Common Shares, cash, or both.

The term of a SAR cannot exceed 10 years from the date of grant. In the event that on the last day of the term of a SAR, the exercise is prohibited by applicable law, including a prohibition on purchases or sales of Common Shares under our Insider Trading Policy, or pursuant to any restrictions on transfer imposed by the Committee, the term of the SAR will be extended for a period of 30 days following the end of the legal prohibition, or until the expiration of such restrictions on transfer, unless the Committee determines otherwise.

Other Share-Based Awards

Under the Incentive Equity Plan, the Committee may grant other types of awards that are based on, or measured by, Common Shares, and granted to anyone eligible to participate in the Incentive Equity Plan. The Committee will determine the terms and conditions of such awards. Other share-based awards may be payable in cash, Common Shares or a combination of the two, as determined by the Committee.

Dividend Equivalents

Under the Incentive Equity Plan, the Committee may grant dividend equivalents in connection with grants of share units or other share-based awards made under the Incentive Equity Plan. Dividend equivalents entitle the participant to receive amounts equal to ordinary dividends that are paid on the shares underlying a grant while the grant is outstanding. The Committee will determine whether dividend equivalents will be paid currently or accrued as contingent cash obligations. Dividend equivalents may be paid in cash or Common Shares. The Committee will determine the terms and conditions of the dividend equivalent grants, including whether the grants are payable upon the achievement of specific performance goals. Dividend equivalents with respect to share units or other share-based awards that vest based on performance shall vest and be paid only if and to the extent that the underlying share units or other share-based awards vest and are paid as determined by the Committee.

Change of Control

If the Company experiences a change of control where the Company is not the surviving company (or survives only as a subsidiary of another company), unless the Committee determines otherwise, all outstanding grants that are not exercised or paid at the time of the change of control will be assumed, or replaced with grants (with respect to cash, securities or a combination thereof) that have comparable terms, by the surviving company (or a parent or subsidiary of the surviving company).

If there is a change of control and all outstanding grants are not assumed, or replaced with grants that have comparable terms, by the surviving company, the Committee may (but is not obligated to) make adjustments to the terms and conditions of outstanding grants, including, without limitation, taking any of the following actions (or combination thereof) without the consent of any participant:

(1)
determine that outstanding options and SARs will accelerate and become fully exercisable and the restrictions and conditions on outstanding share awards, share units, and dividend equivalents immediately lapse;
(2)
pay participants, in an amount and form determined by the Committee, in settlement of outstanding share units or dividend equivalents;
(3)
require that participants surrender their outstanding stock options and SARs in exchange for a payment by us, in cash or Common Shares, equal to the difference between the exercise price and the fair market value of the underlying Common Shares; provided, however, if the per share fair market value of Common Shares does not exceed the per share stock option exercise price or SARs base amount, as applicable, enGene will not be required to make any payment to the participant upon surrender of the stock option or SAR and shall have the right to cancel any such option or SAR for no consideration; or
(4)
after giving participants an opportunity to exercise all of their outstanding stock options and SARs, terminate any unexercised stock options and SARs on the date determined by the Committee.

In general terms, a change of control under the Incentive Equity Plan occurs if:

(1)
a person, entity or affiliated group, with certain exceptions, acquires more than 50% of the then-outstanding voting securities;
(2)
the Company merges into, or consummates an amalgamation or arrangement with, another entity unless the holders of voting shares immediately prior to such transaction have at least 50% of the combined voting power of the securities in the combined entity or its parent;
(3)
the Company merges into, or consummates an amalgamation or arrangement with, another entity and the members of the Board prior to such transaction would not constitute a majority of the board of the combined entity or its parent;
(4)
the Company sells or disposes of all or substantially all of the assets of the Company;
(5)
the Company consummates a complete liquidation or dissolution; or
(6)
a majority of the members of the Board are replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the incumbent directors.

Deferrals

The Committee may permit or require participants to defer receipt of the payment of cash or the delivery of Common Shares that would otherwise be due to the participant in connection with a grant under the Incentive Equity Plan. The Committee will establish the rules and procedures applicable to any such deferrals, consistent with the requirements of Section 409A of the Code.

Withholding

All grants under the Incentive Equity Plan are subject to applicable U.S. federal (including taxes under FICA), state, and local, foreign or other tax withholding requirements. The Company may require participants or other persons receiving grants or exercising grants to pay an amount sufficient to satisfy such tax withholding requirements with respect to such grants, or the Company may deduct from other wages and compensation paid by the Company the amount of any withholding taxes due with respect to such grant.

The Committee may permit or require that tax withholding obligation with respect to grants paid in Common Shares be paid by having shares withheld up to an amount that does not exceed the participant’s minimum applicable withholding tax rate for U.S. federal (including FICA), state, and local tax liabilities, or as otherwise determined by the Committee. In addition, the Committee may, in its discretion, and subject to such rules as the Committee may adopt, allow participants to elect to have such share withholding applied to all or a portion of the tax withholding obligation arising in connection with any particular grant.

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

Amendment; Termination

The Board may amend or terminate the Incentive Equity Plan at any time, except that the Company’s shareholders must approve an amendment if such approval is required in order to comply with the Code, applicable laws or applicable stock exchange requirements. Unless terminated sooner by the Board or extended with shareholder approval, the Incentive Equity Plan will terminate on the day immediately preceding the tenth anniversary of the effective date of the Incentive Equity Plan.

Shareholder Approval

Except in connection with certain corporate transactions, including stock dividends, stock splits, a recapitalization, a change in control, a reorganization, a merger, an amalgamation, a consolidation, and a spin-off, shareholder approval is required (i) to reduce the exercise price or base price of outstanding stock options or SARs, (ii) to cancel outstanding stock options or SARs in exchange for the same type of grant with a lower exercise price or base price, and (iii) to cancel outstanding stock options or SARs that have an exercise price or base price above the current price of a Common Share, in exchange for cash or other securities, each as applicable.

Clawback

All grants under the Incentive Equity Plan (including any proceeds, gains or other economic benefit actually or constructively received upon receipt of any grant or receipt or resale of any Common Shares underlying the grant) will be subject to any applicable policies implemented by the Board, which may be adopted in the future and be amended from time to time, including any clawback or recoupment policies and share trading policies. Additionally, on November 22, 2023, the Board adopted a Clawback Policy consistent with Nasdaq Listing Rule 5608, which requires the Company to recoup incentive-based compensation from current and former executive officers in the event of an accounting restatement, subject to certain exceptions as provided by the Listing Rule.

Performance Measures

Under the Incentive Equity Plan, the grant, vesting, exercisability or payment of certain awards, or the receipt of Common Shares subject to certain awards, may be made subject to the satisfaction of performance measures. The performance goals applicable to a particular award will be determined by the Committee at the time of grant. One or more of the following business criteria for the Company may be used by the Committee in establishing performance measures under the Incentive Equity Plan: cash flow; free cash flow; earnings (including gross margin, earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation, amortization and charges for share-based compensation, earnings before interest, taxes, depreciation and amortization, adjusted earnings before interest, taxes, depreciation and amortization and net earnings); earnings per share; growth in earnings or earnings per share; book value growth; share price; return on equity or average shareholder equity; total shareholder return or growth in total shareholder return either directly or in relation to a comparative group; return on capital; return on assets or net assets; revenue, growth in revenue or return on sales; sales; expense reduction or expense control; expense to revenue ratio; income, net income or adjusted net income; operating income, net operating income, adjusted operating income or net operating income after tax; operating profit or net operating profit; operating margin; gross profit margin; return on operating revenue or return on operating profit; regulatory filings; regulatory approvals, litigation and regulatory resolution goals; other operational, regulatory or departmental objectives; budget comparisons; growth in shareholder value relative to established indexes, or another peer group or peer group index; development and implementation of strategic plans and/or organizational restructuring goals; development and implementation of risk and crisis management programs; improvement in workforce diversity; compliance requirements and compliance relief; safety goals; productivity goals; workforce management and succession planning goals; economic value added (including typical adjustments consistently applied from generally accepted accounting principles required to determine economic value added performance measures); measures of customer satisfaction, employee satisfaction or staff development; development or marketing collaborations, formations of joint ventures or partnerships or the completion of other similar transactions intended to enhance the enGene’s revenue or profitability or enhance its customer base; merger and acquisitions; and other similar criteria as determined by the Committee. Performance goals may be established on an absolute or relative basis and may be established on a corporate-wide basis or with respect to one or more business units, divisions, subsidiaries or business segments. Relative performance may be measured against a group of peer companies, a financial market index or other objective and quantifiable indices.

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

Director Compensation

We compensate non-employee members of our Board for their service using a combination of cash and equity compensation. Directors who are also employees do not receive any compensation for service on the Board in addition to compensation payable for their service as our employees. The non-employee members of our Board are also reimbursed for travel, lodging, and other reasonable expenses incurred in attending Board or committee meetings. See the “Summary Compensation Table” above for a discussion of our Chief Executive Officers’ compensation and awards granted in the fiscal year ended October 31, 2024.

During the fiscal year ended October 31, 2024, we compensated our non-employee directors pursuant to the non-employee compensation policy established by our Board, upon the recommendation of our compensation committee:

Compensation Type	Amount
Annual Cash Fee
Board of Directors
Independent Chairman or Lead Independent Director	$ 75,000
All non-employee directors	$ 40,000
Audit Committee
Chair	$ 20,000
Non-chair members	$ 10,000
Compensation Committee
Chair	$ 18,000
Non-chair members	$ 9,000
Nominating and Corporate Governance Committee
Chair	$ 10,000
Non-chair members	$ 5,000

Initial Stock Option Award(1)	40,000 shares
Annual Stock Option Award(2)	20,000 shares

______________

(1)
This one-time option award is granted following the initial election or appointment of a new director to our Board. The option vests with respect to one-third of the shares on each of the first, second and third anniversaries of the grant date, subject to the director’s continued service. Equity awards to our non-employee directors are subject to the individual limits set forth in the Incentive Equity Plan. See “Employee Benefit and Equity Compensation Plans – Summary of the Equity Plans – Individual Limits for Non-Employee Directors” for more information.
(2)
This option award is granted after each annual meeting of our shareholders, provided that the non-employee director has served on the Board for at least four months preceding the date of the applicable annual meeting, and vests in full on the first anniversary of the grant date, subject to the director’s continued service. Equity awards to our non-employee directors are subject to the individual limits set forth in the Incentive Equity Plan. See “Employee Benefit and Equity Compensation Plans – Summary of the Equity Plans – Individual Limits for Non-Employee Directors” for more information.

The stock options granted to our non-employee directors for service on our Board or its committees have an exercise price equal to the fair market value of the Common Shares on the date of grant, expire ten years after the date of grant, and are subject to the director’s continued service on our Board.

The following table sets forth information concerning the compensation for our non-employee directors during the fiscal year ended October 31, 2024.

Name(1)	Fees earned or paid in cash(2)	Option Awards(3)	Total
Jasper Bos(4)	$41,909	$126,648	$168,557
Gerald Brunk(5)	$71,104	$126,648	$197,752
Dr. Richard Glickman(6)	$81,838	$126,648	$208,486
Paul Hastings(7)	$23,918	$259,993	$283,911
Wouter Joustra(8)	$22,008	$259,993	$282,001
Lota Zoth(9)	$54,327	$630,539	$684,866
(1)
Mr. Cooper and Mr. Hanson each served as a director during the fiscal year ended October 31, 2024 concurrently with their respective service as the Company’s Chief Executive Officer, but did not receive any separate compensation for their services as a director and, consequently, are not included in this table. The compensation paid to our Chief Executive Officers during the fiscal year ended October 31, 2024 is presented in the “Summary Compensation Table” above.
(2)
Amounts represent cash compensation for services rendered by each member of our Board for their services on our Board or a committee thereof.
(3)
The amounts reported in the “Option awards” columns above represent the aggregate grant date fair value of the stock options granted during fiscal 2024 as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 13 of “Notes to Consolidated Financial Statements” in the Original Form 10-K for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our option awards. Ms. Zoth was awarded an initial stock option to purchase 40,000 Common Shares on March 24, 2024. Messrs. Bos and Brunk, Dr. Glickman and Ms. Zoth were each awarded an annual stock option to purchase 20,000 Common Shares on June 18, 2024. Messrs. Hastings and Joustra were each awarded an initial stock option to purchase 40,000 Common Shares on June 18, 2024.
(4)
As of October 31, 2024, Mr. Bos held options to purchase 20,000 of our Common Shares of which none were vested on such date.
(5)
As of October 31, 2024, Mr. Brunk held options to purchase 20,000 of our Common Shares of which none were vested on such date.
(6)
As of October 31, 2024, Dr. Glickman held options to purchase 85,761 of our Common Shares of which 65,761 were vested on such date.
(7)
As of October 31, 2024, Mr. Hastings held options to purchase 40,000 of our Common Shares of which none were vested on such date.
(8)
As of October 31, 2024, Mr. Joustra held options to purchase 40,000 of our Common Shares of which none were vested on such date.
(9)
As of October 31, 2024, Ms. Zoth held options to purchase 60,000 of our Common Shares of which none were vested on such date.

Policies and Practices Related to the Grant of Certain Equity Awards

Our Board has adopted guidelines for granting equity-based awards in order to provide a clear and consistent framework for various types of equity awards, including incentive stock options, stock appreciation rights, and share awards. These awards may be granted either under the Incentive Equity Plan or as inducement grants outside of the Incentive Equity Plan. The guidelines are designed to ensure that all equity awards comply with relevant laws and regulations, stock exchange requirements, the Company’s governance policies, and the terms outlined in the Incentive Equity Plan. The guidelines provide for the grant of equity awards in connection with the Company’s annual compensation process, annual grants to directors, in connection with new hires and for promotions, retention or purposes other than annual or new hire grants, and further provide that all such grants may only occur at a time when the Company is not in possession of material nonpublic information.

During fiscal 2024, no named executive officer received a grant of stock options during the period beginning four business days before, and ending one business day after, the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information (excluding disclosure of any material new option award grant under Item 5.02(e) of Form 8-K). The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is set forth under the heading “Securities Authorized For Issuance Under Equity Compensation Plans” in Part II – Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Original Form 10-K.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s Common Shares as of February 14, 2025 by:

(1)
each person known to the Company to be the beneficial owner of more than 5% of outstanding Common Shares;
(2)
each director and each of the Company’s named executive officers; and
(3)
all executive officers and directors of the Company as a group.

As of February 14, 2025, 50,977,560 Common Shares were issued and outstanding. Unless otherwise indicated, we believe that all persons named in the below table have sole voting and investment power with respect to all Common Shares beneficially owned by them. Except as otherwise noted herein, the number and percentage of Common Shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, a person is deemed to be a beneficial owner of a security if that person has sole or shared voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. In determining beneficial ownership percentages, we deem shares that a person will have the right to acquire within 60 days following February 14, 2025, if any, to be outstanding and to be beneficially owned by the person with such right to acquire additional Common Shares for the purposes of computing the percentage ownership of that person (including in the total when calculating the applicable beneficial owner’s percentage of ownership), but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each person named below is 4868 Rue Levy, Suite 220, Saint-Laurent, QC, Canada H4R 2P1.

Name and Address of Beneficial Owner	Number of Shares	Percent of Total Voting Power
enGene greater than 5% holders
Forbion Growth (1)	9,201,434	17.2%
Lumira Ventures III, L.P. and affiliates (2)	4,181,853	8.2%
Forbion Capital Fund III Coöperatief U.A. (3)	3,369,275	6.5%
Venrock Healthcare Capital Partners III, L.P. and affiliates (4)	5,046,414	9.9%
Deep Track Biotechnology Master Fund, Ltd. and affiliates (5)	4,557,575	8.9%
Blue Owl Capital Holdings LP (6)	3,095,069	6.1%
Kynam Capital Management and affiliates (7)	4,994,090	9.8%

enGene directors and named executive officers
Jasper Bos (8)	-	-%
Gerald Brunk (2)	4,181,853	8.2%
Dr. Richard Glickman (9)	90,436	* %
Paul Hastings	-	-%
Wouter Joustra (8)	-	-%
Lota Zoth (10)	13,333	* %
Ronald H.W. Cooper (11)	45,417	* %
Dr. Raj S. Pruthi (12)	42,917	* %
Lee G. Giguere (13)	76,042	* %
Jason Hanson (14)	1,216,266	2.3%
enGene directors and executive officers as a group (13 persons)(15)	5,389,590	10.3%

* Less than 1%.

1.
Pursuant to a Schedule 13D/A filed with the SEC on November 1, 2024, Forbion Growth Sponsor FEAC I B.V., or FEAC Sponsor, is the record holder of 3,765,932 Common Shares. Forbion Growth Opportunities Fund I Cooperatief U.A. (“FGOF”) is the record holder of 3,032,430 Common Shares. Also includes warrants held by FEAC Sponsor that may be exercised to acquire 1,736,406 Common Shares, and warrants held by FGOF that may be exercised to acquire 666,666 Common Shares. FGOF wholly owns the FEAC Sponsor and therefore the FEAC Sponsor and FGOF have shared voting and investment power over the enGene Common Shares held by the FEAC Sponsor. Forbion Growth Management B.V. (“Forbion Management”) is the sole director of FGOF and therefore shares voting and investment power (i) with FGOF over the enGene Common Shares that will be held by FGOF and (ii) with FGOF and, indirectly, the FEAC Sponsor, over the enGene Common Shares that will be held by the FEAC Sponsor. Forbion Management exercises voting and investment power through its investment committee (the “Investment Committee”) consisting of Sander Slootweg, Martien van Osch, Geert-Jan Mulder, Vincent van Houten, Dirk Kersten, Nanna Lüneborg, Wouter Joustra and Jasper Bos. None of the members of the Investment Committee has individual voting and investment power with respect to the FEAC Shares, and each such member disclaims beneficial ownership of the FEAC Shares except to the extent of his or her proportionate pecuniary interest therein. Jasper Bos, Cyril Lesser, Sander Slootweg and Wouter Joustra, who are directors of the FEAC Sponsor, have voting and investment discretion with respect to the enGene Common Shares owned by the FEAC Sponsor and may be deemed to have indirect shared beneficial ownership of the enGene Common Shares owned by the FEAC Sponsor. Jasper Bos, Cyril Lesser, Sander Slootweg and Wouter Joustra each disclaim beneficial ownership over the enGene Common Shares except to the extent of their pecuniary interest therein. FGOF, FEAC Sponsor, Forbion Management and such members of the Investment Committee each disclaims any affiliation with Forbion III and its directors, officers or other affiliates. The business address of the above-named Forbion persons is c/o Forbion, Gooimeer 2-35, 1411 DC Naarden, The Netherlands.

2.
Pursuant to a Schedule 13D/A filed with the SEC on February 21, 2024, consists of 1,341,790 Common Shares held by Lumira Ventures III, L.P. (“Lumira III”), 44,647 Common Shares held by Lumira Ventures III (International), L.P. (“Lumira III Int’l”), 993,651 Common Shares held by Lumira Ventures IV, L.P. (“Lumira IV”), 238,851 Common Shares held by Lumira Ventures IV (International), L.P. (“Lumira IV Int’l”), 1,077,386 Common Shares held by Merck Lumira Biosciences Fund, L.P. (“Merck-Lumira”), and 152,974 Common Shares held by Merck Lumira Biosciences Fund (Québec), L.P. (“Merck-Lumira B” and, together with Lumira III, Lumira III Int’l, Lumira IV, Lumira IV Int’l, and Merck-Lumira, the “Lumira entities”). The number of enGene Warrants reported includes warrants held by Lumira III that may be exercised to acquire 114,945 Common Shares, warrants held by Lumira III Int’l that may be exercised to acquire 3,825 Common Shares, warrants held by Lumira IV that may be exercised to acquire 38,301 Common Shares, warrants held by Lumira IV Int’l that may be exercised to acquire 9,207 Common Shares, warrants held by Merck-Lumira that may be exercised to acquire 145,603 Common Shares, and warrants held by Merck-Lumira B that may be exercised to acquire 20,673 Common Shares. Lumira III and Lumira III Int’l are controlled by their general partner, Lumira Ventures III GP, L.P., and managed by Lumira Capital Investment Management Inc. (“Lumira Mgmt”). Lumira Ventures III GP, L.P. is controlled by its general partners, Lumira III GP Inc. and Lumira III GP Holdings Co. Lumira IV and Lumira IV Int’l are controlled by their general partner, Lumira IV GP 2020 Inc., and managed by Lumira Mgmt. Merck-Lumira and Merck-Lumira B are controlled by their general partner, Lumira Capital GP, L.P., and managed by Lumira Mgmt. Lumira Capital GP, L.P. is controlled by its general partners, Lumira GP Inc. and Lumira GP Holdings Co. Mr. Brunk is an executive officer of each of Lumira III GP Inc., Lumira III GP Holdings Co., Lumira IV GP 2020 Inc., Lumira GP Inc., Lumira GP Holdings Co. and Lumira Mgmt. Each of Lumira III GP Inc., Lumira III GP Holdings Co., Lumira IV GP 2020 Inc., Lumira GP Inc., Lumira GP Holdings Co., Lumira Mgmt and Mr. Brunk may be deemed to beneficially own the securities held by the respective Lumira entities, but each disclaims beneficial ownership except to the extent of their respective pecuniary interests therein, if any. The business address of the Lumira entities is 141 Adelaide Street West, Suite 770, Toronto, Ontario, Canada M5H 3L5.
3.
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2024, consists of 2,894,199 Common Shares and warrants that may be exercised to acquire 475,076 Common Shares. Forbion III Management B.V. (“Forbion III”) is the director of Forbion Capital Fund III Coöperatief U.A. (“Forbion III COOP”) with voting and investment power over the shares held by Forbion III COOP. Such voting and investment power are exercised by Forbion III through its investment committee, consisting of H. A. Slootweg, M. A. van Osch, G. J. Mulder, H.N. Reithinger, Dr. M. Boorsma and S. J. H. van Deventer. None of the members of the investment committee have individual voting and investment power with respect to such shares, and the members of the investment committee, including Dr. Boorsma, who is a former director of enGene Inc., disclaim beneficial ownership of such shares except to the extent of their proportionate pecuniary interests therein. Forbion III COOP disclaims any affiliation with FEAC, FEAC Sponsor, or any of FEAC’s or FEAC Sponsor’s direct or indirect directors, officers or other affiliates. The business address of Forbion III COOP and Forbion III is Gooimeer 2-35, 1411 DC Naarden, The Netherlands.
4.
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2025 by Venrock Healthcare Capital Partners III, L.P. and its affiliates,

consists of (i) 1,104,175 shares held by Venrock Healthcare Capital Partners III, L.P. (“VHCP III”); (ii) 110,434 shares held by VHCP Co-Investment Holdings III, LLC (“VHCP Co-Investment III”); and (iii) 3,831,805 shares held by Venrock Healthcare Capital Partners EG, L.P. (“VHCP EG”). VHCP Management III, LLC (“VHCP Management III”) is the general partner of VHCP III and the manager of VHCP Co-Investment III. VHCP Management EG, LLC (“VHCP Management EG”) is the general partner of VHCP EG. Messrs. Nimish Shah and Bong Koh are the voting members of VHCP Management III and VHCP Management EG. The address of the principal business office of aforementioned entities and individuals is 7 Bryant Park, 23rd Floor, New York, NY 10018.
5.
Pursuant to a Schedule 13G/A filed with the SEC on February 14, 2025 by Deep Track Capital, LP, Deep Track Biotechnology Master Fund, Ltd., and David Kroin, as the control person for Deep Track Capital, LP. Deep Track Capital, LP is the investment manager of Deep Track Biotechnology Master Fund, Ltd. The business address of Deep Track Capital, LP is 200 Greenwich Avenue, 3rd Floor Greenwich, CT 06830; the business address of Deep Track Biotechnology Master Fund, Ltd. is c/o Walkers Corporate Limited, 190 Elgin Ave, George Town, KY1-9001, Cayman Islands, and the business address of Mr. Kroin is c/o Deep Track Capital, LP, 200 Greenwich Avenue, 3rd Floor Greenwich, CT 06830.
6.
Pursuant to a Schedule 13G/A filed with the SEC on November 14, 2024 by Blue Owl Capital Holdings LP (“Blue Owl”), Blue Owl has sole voting and dispositive power over the reported shares. The address for Blue Owl is 399 Park Avenue, New York, NY 10022.
7.
Pursuant to a Schedule 13G filed with the SEC on February 14, 2025 by Kynam Capital Management, LP (“Kynam”), Kynam Capital Management GP, LLC (“Kynam GP”) and Yue Tang. Yue Tang, as the managing member of Kynam and Kynam GP, has the power to vote and dispose of the securities held by Kynam. The principal business address of each of Kynam, Kynam GP, and Yue Tang is 221 Elm Rd., Princeton NJ, 08540.
8.
Each of Mr. Bos and Mr. Joustra is a director of FEAC Sponsor, and a member of the investment committee of Forbion Management. Each of Mr. Bos and Mr. Joustra disclaims beneficial ownership over the enGene Common Shares held by FEAC Sponsor and FGOF, except to the extent of each of his proportionate pecuniary interest therein.
9.
Includes 24,675 Common Shares held by Dr. Glickman and 65,761 Common Shares underlying stock options exercisable by Dr. Glickman within 60 days of February 14, 2025.
10.
Includes 13,333 Common Shares underlying stock options exercisable by Ms. Zoth within 60 days of February 14, 2025.
11.
Includes 10,000 Common Shares held by Mr. Cooper and 35,417 Common Shares underlying stock options exercisable by Mr. Cooper within 60 days of February 14, 2025.
12.
Includes 42,917 Common Shares underlying stock options exercisable by Dr. Pruthi within 60 days of February 14, 2025.
13.
Includes 76,042 Common Shares underlying stock options exercisable by Mr. Giguere within 60 days of February 14, 2025.
14.
Includes 1,216,266 Common Shares underlying stock options exercisable by Mr. Hanson within 60 days of February 14, 2025. Mr. Hanson’s employment ended on July 22, 2024 pursuant to the terms of his Transition Agreement. See “— Employment Arrangements with our Named Executive Officers — Hanson Transition Agreement” above.
15.
Includes directors and current executive officers as of February 14, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as discussed below and the compensation arrangements discussed under “Item 11. Executive Compensation,” since November 1, 2023 (i.e. the first date of our last completed fiscal year), there have not been any transactions to which we are a party, nor are there any proposed transactions to which we would be a party, with related parties and which we are required to disclose pursuant to the rules of the SEC and the Canadian Securities Administrators.

February 2024 PIPE Financing

On February 13, 2024, the Company entered into subscription agreements (collectively, the “February 2024 Subscription Agreements”) with the investors named therein, for the private placement (the “February 2024 PIPE Financing”) of 20,000,000 Common Shares of the Company, at a price of $10.00 per share. The aggregate gross proceeds from the February 2024 PIPE Financing were $200 million, before deducting offering expenses of $12.4 million. The February 2024 PIPE Financing closed on February 20, 2024. One of the Company’s directors, Mr. Gerald Brunk, is a managing director of Lumira Ventures (“Lumira”), and certain entities affiliated with Lumira were party to the February 2024 Subscription Agreements, purchasing an aggregate of 800,000 Common Shares for a total price of $8.0 million in the February 2024 PIPE Financing.

October 2024 PIPE Financing

On October 24, 2024, the Company entered into subscription agreements (collectively, the “October 2024 Subscription Agreements”) with the investors named therein, for the private placement (the “October 2024 PIPE Financing”) of 6,758,311 Common Shares of the Company, at a price of $8.90 per share. The aggregate gross proceeds from the October 2024 PIPE Financing were $60.1 million, before deducting offering expenses of $3.8 million. The October 2024 PIPE Financing closed on October 29, 2024. Two of the Company’s directors, Messrs. Jasper Bos and Wouter Joustra, are general partners of Forbion, and an entity affiliated with Forbion was party to one of the October 2024 Subscription Agreements, purchasing an aggregate of 561,797 Common Shares for a total price of approximately $5.0 million in the October 2024 PIPE Financing.

Director Indemnification

enGene has entered into indemnification agreements with each of its directors and certain of its executive officers, which require enGene to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permissible under Canadian law and the Business Corporations Act (British Columbia) against liabilities that may arise by reason of their service to enGene or at enGene's direction, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Policies and Procedures for Related Party Transactions

Pursuant to its charter, the Board has authorized the audit committee to review and approve transactions between the Company and its officers, directors, principal shareholders and affiliates and any other related party, in accordance with the terms of the Company’s Code of Conduct.

Director Independence

The information required by Item 407(a) of Regulation S-K is set forth above under the headings “Item 10. Directors, Executive Officers and Corporate Governance – Independence of the Members of the Board of Directors” and “Item 10. Directors, Executive Officers and Corporate Governance – Board Committees”.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Montreal, Canada, Auditor Firm ID: 85.

The following table presents fees for professional audit services rendered by KPMG LLP for the services described in the table. Fees disclosed below include fees actually billed or expected to be billed for services pertaining to the applicable fiscal year. The amounts were billed in Canadian dollars and translated at an average rate of 1.3698 for fiscal 2024 and 1.3487 for fiscal 2023. The figures below are presented in US dollars.

	2024 (US $)	2023 (US $)
Audit fees (1)	$934,000	$1,983,000
Audit-related fees (2)	—	—
Tax fees (3)	$49,000	$744,000
All other fees (2)	—	—
Total	$983,000	$2,727,000

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

(2) There were no audit-related or other fees incurred in 2024 or 2023.

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

During our 2024 and 2023 fiscal years, no services were provided to us by KPMG LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)
Financial Statements—All financial statements are omitted because they are either not required or the information is otherwise included in the Original Form 10-K.
(2)
Financial Statement Schedules — All financial statement schedules are omitted because they are either not required or not applicable, or the information is otherwise included in the consolidated financial statements or the notes thereto included in the Original Form 10-K.
(3)
Exhibits—The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

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
10.19

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.01 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).#

10.21

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and James C. Sullivan (incorporated herein by reference to Exhibit 10.03 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).#

10.22

Employment Agreement, dated December 13, 2023, by and between enGene USA, Inc. and Ryan Daws (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on December 13, 2023).#

10.23

Employment Agreement, dated November 29, 2023, by and between enGene USA, Inc. and Richard Bryce (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on November 29, 2023).#

10.24

Transition and Modification Agreement, dated February 13, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).#

10.25

Employment Agreement, dated April 22, 2024, by and between enGene USA, Inc. and Lee Giguere (incorporated by reference to Exhibit 10.2 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on June 14, 2024).#

10.26

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Ronald H. W. Cooper. (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).#

10.27

Amendment to Transition and Modification Agreement, dated July 23, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).#

10.28

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Raj Pruthi (incorporated herein by reference to Exhibit 10.3 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.29

Transition Services Agreement and General Release, dated July 16, 2024, by and between enGene USA, Inc. and Richard Bryce (incorporated herein by reference to Exhibit 10.4 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.30

Inducement Grant Agreement, dated July 22, 2024, by and between enGene Holdings Inc. and Ronald H. W. Cooper (incorporated herein by reference to Exhibit 10.5 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.31

Amended and Restated Employment Agreement, dated October 16, 2024, by and between enGene USA, Inc. and Alexander Nichols (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 21, 2024).#

10.32

Amended and Restated Employment Agreement, dated October 21, 2024, by and between enGene Inc. and Anthony T. Cheung (incorporated herein by reference to Exhibit 10.32 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024). #

10.33

Employment Agreement, dated October 21, 2024, by and between enGene USA, Inc. and Joan Connolly (incorporated herein by reference to Exhibit 10.33 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024). #

10.34

Separation and General Release Agreement, dated October 16, 2024, by and between enGene USA, Inc. and James Sullivan (incorporated herein by reference to Exhibit 10.34 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024). #

10.35

Amended and Restated Loan and Security Agreement, dated December 22, 2023, by and among enGene Holdings Inc., enGene Inc. and enGene USA, Inc., as borrower, Hercules Capital, Inc., as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to enGene’s Current Report on Form 8-K filed with the SEC on December 28, 2023). †+

10.36

First Amendment to Amended and Restated Loan and Security Agreement, dated December 18, 2024 (incorporated herein by reference to Exhibit 10.36 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024). †+

10.37	Form of Subscription Agreement, dated February 13, 2024 (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).
10.38	Form of Subscription Agreement, dated October 24, 2024 (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 25, 2024).
19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024) ..
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 31, 2023).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed in connection with the Original Form 10-K (incorporated herein by reference to Exhibit 31.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as filed in connection with the Original Form 10-K (incorporated herein by reference to Exhibit 31.2 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).

31.3*

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the registrant’s Amendment No. 1 to the Original Form 10-K.

31.4*

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the registrant’s Amendment No. 1 to the Original Form 10-K.

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

† Certain of the exhibits and schedules to these exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

+ Portions of this exhibit are redacted in accordance with Regulation S-K Item 601(b)(10)(iv).

# Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

enGene Holdings Inc.

Date: February 20, 2025	By:	/s/ Ronald H. W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald H. W. Cooper	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2025
Ronald H. W. Cooper

/s/ Ryan Daws	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2025
Ryan Daws

/s/ Jasper Bos	Director	February 20, 2025
Jasper Bos

/s/ Gerald Brunk	Director	February 20, 2025
Gerald Brunk

/s/ Dr. Richard Glickman	Director	February 20, 2025
Dr. Richard Glickman

/s/ Paul Hastings	Director	February 20, 2025
Paul Hastings

/s/ Wouter Joustra	Director	February 20, 2025
Wouter Joustra

/s/ Lota Zoth	Director	February 20, 2025
Lota Zoth