Form 10-Q
period 2025-01-31
enGene Holdings Inc.
filed 2025-03-10
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

As of March 5, 2025, the registrant had 50,977,560 Common Shares, with no par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may constitute “forward-looking statements” within the meaning of U.S. securities laws and “forward-looking information” within the meaning of Canadian securities laws (collectively, “forward-looking statements”). Our forward-looking statements include, but are not limited to, statements regarding management teams’ expectations, hopes, beliefs, intentions, goals or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•
our financial performance including financial projections and business metrics and any underlying assumptions thereunder;
•
our ability to maintain the listing of the Company’s common shares ("Common Shares") and warrants to purchase Common Shares (“Warrants”) on The Nasdaq Global Market (“Nasdaq”) or another national securities exchange;
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
•
we are able to enroll, in a timely manner, a sufficient number of patients in each cohort of the Phase 2 LEGEND trial to assess the efficacy and safety of detalimogene, including the pivotal cohort, the cohort with the BCG-naïve patient population, the BCG-exposed patient population and the BCG-unresponsive, papillary-only Ta/T1 disease;

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

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report and in our other filings with the Securities and Exchange Commission (“SEC”)), could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

•
risks applicable to our business, including the heavy dependence on the success of detalimogene and the extensive regulation of all aspects of our business, competition from other existing or newly developed products and treatments;
•
risks associated with the protection of intellectual property, our ability to raise additional capital to fund our produce development activity, and our ability to maintain key relationships and to attract and retain talented personnel;
•
the possibility that we may be adversely affected by changes in domestic and foreign business, market, financial, political, geopolitical, legal conditions and laws and regulations;
•
the risk that any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect our business; or
•
other risks and uncertainties set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report and in our other filings with the SEC.

In addition, statements that “we believe” and similar statements reflect beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	January 31, 2025	October 31, 2024
Assets
Current assets:
Cash and cash equivalents	$62,346	$173,004
Marketable securities - short term	151,467	65,328
Restricted investments	75	72
Investment tax credits receivable	430	332
Prepaid and other current assets	8,002	8,626
Total current assets	222,320	247,362
Marketable securities - long term	58,979	59,527
Property and equipment, net	1,366	1,169
Operating lease right of use asset	1,691	1,741
Other assets	1,576	1,374
Total assets	$285,932	$311,173
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,605	$1,411
Accrued expenses and other current liabilities	8,244	12,128
Operating lease liabilities, current	416	423
Current portion of note payable	1,690	699
Total current liabilities	12,955	14,661
Note payable, net of current portion	21,696	22,473
Operating lease liabilities, net of current portion	1,331	1,427
Total liabilities	35,982	38,561

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 50,977,560 and 50,976,676 shares issued and outstanding as of January 31, 2025 and October 31, 2024, respectively.	509,812	509,811
Additional paid-in capital	20,759	18,950
Accumulated other comprehensive loss	(1,275)	(1,419)
Accumulated deficit	(279,346)	(254,730)
Total shareholders’ equity	249,950	272,612
Total liabilities and shareholders’ equity	$285,932	$311,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Three Months Ended January 31,
	2025	2024
Operating expenses:
Research and development	$19,974	$5,638
General and administrative	6,639	5,135
Total operating expenses	26,613	10,773
Loss from operations	26,613	10,773
Other (income) expense, net:
Interest income	(2,730)	(1,025)
Interest expense	752	563
Loss on extinguishment of debt	—	366
Other expense, net	(37)	64
Total other (income) expense, net	(2,015)	(32)
Net loss before income taxes	24,598	10,741
Provision for (recovery of) income taxes	18	(30)
Net loss	$24,616	$10,711

Other comprehensive loss:
Unrealized gain on available-for-sale investments	(144)	—
Total comprehensive loss	$24,472	$10,711

Net loss per share of common shares, basic and diluted	$0.48	$0.46
Weighted-average common shares outstanding, basic and diluted	50,976,958	23,197,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2023	23,197,976	$259,373	$13,717	$(1,016)	$(199,588)	$72,486
Share-based compensation expense	—	—	291	—	—	291
Issuance of warrants in connection with Amended Term Loan expense	—	—	319	—	—	319
Net loss	—	—	—	—	(10,711)	(10,711)
Balance at January 31, 2024	23,197,976	$259,373	$14,327	$(1,016)	$(210,299)	$62,385

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2024	50,976,676	$509,811	$18,950	$(1,419)	$(254,730)	$272,612
Exercise of stock options	884	1	—	—	—	1
Share-based compensation expense	—	—	1,809	—	—	1,809
Other comprehensive income	—	—	—	144	—	144
Net loss	—	—	—	—	(24,616)	(24,616)
Balance at January 31, 2025	50,977,560	$509,812	$20,759	$(1,275)	$(279,346)	$249,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Three months ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,616)	$(10,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	215	164
Loss on extinguishment of debt	—	366
Non-cash lease expense	50	27
Amortization of premium/discount on marketable securities	(782)	—
Unrealized foreign currency losses	127	66
Share-based compensation expense	1,809	291
Depreciation of property and equipment	102	80
Changes in operating assets and liabilities:
Investment tax credit receivable	(98)	1,213
Prepaid expenses and other assets	419	(1,271)
Accounts payable	1,126	217
Accrued expenses and other current liabilities	(3,880)	2,151
Lease liabilities	(168)	37
Net cash used in operating activities	(25,696)	(7,370)
Cash flows from investing activities
Purchases of property and equipment	(299)	(506)
Purchases of marketable securities	(94,665)	—
Proceeds from maturities of marketable securities	10,000	—
Net cash used in investing activities	(84,964)	(506)
Cash flows from financing activities
Payment of Reverse Recapitalization and PIPE Financing costs	—	(613)
Proceeds from exercise of stock options	1	—
Repayments of term loan principal	—	(9,445)
Proceeds from issuance of term loan	—	22,500
Payments of debt issuance costs associated with the term loan	—	(442)
Net cash provided by financing activities	1	12,000
Effect of exchange rate changes on cash	1	1
Net (decrease) increase in cash and cash equivalents	(110,658)	4,125
Cash and cash equivalents at beginning of period	173,004	81,521
Cash and cash equivalents at end of period	$62,346	$85,646
Supplemental cash flow information:
Cash paid for interest	$532	$283
Supplemental disclosure of non-cash investing and financing activities
Term Loan issuance costs included in accrued expenses and accounts payable	$-	$143
Warrant value issued as part of Amended Term Loan	—	319
Right of use assets obtained in exchange for lease liabilities	—	1,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

1.
Description of Business

enGene Holdings Inc., together with its consolidated subsidiaries enGene Inc. and enGene USA, Inc. (“enGene” or the “Company”) is a clinical-stage biotechnology company focused on developing genetic medicines to improve the lives of patients, and its head office is located in Montreal, Quebec, Canada. The Company is developing non-viral genetic medicines based on its novel and proprietary dually derived chitosan, or “DDX”, gene delivery platform, which allows localized delivery of multiple gene cargos directly to mucosal tissues and other organs.

The Company lists its ordinary shares and warrants on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively.

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's Chief Executive Officer is its chief operating decision-maker and views operations and manages the Company's business as a single operating segment focused on research, discovery, and clinical development of human gene therapy products.

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

The Company has incurred a net loss of $24.6 million and negative cash flows from operating activities of $25.7 million for the three months ended January 31, 2025 and, as of that date, has an accumulated deficit of $279.3 million. The Company has not yet commercialized any product candidates and does not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. The Company will need substantial additional funding to support its continuing operations and pursue its development strategy. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through PIPE financings, offering debt, and issuance of warrants.

The Company’s ability to continue as a going concern depends on its ability to successfully develop and commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding loans. The Company expects that its existing cash, cash equivalents and marketable securities as of January 31, 2025 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated annual financial statements for the years ended October 31, 2024 and 2023 and notes thereto, as found in our Annual Report on Form 10-K for the year ended October 31, 2024. These interim condensed consolidated financial statements should be read in conjunction with the consolidated annual financial statements. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of expense during the reporting period. Significant estimates of accounting reflected in these consolidated financial statements include, but are not limited to, accrued research and development expenses. Actual results could differ from those estimates.

Unaudited Interim Financial Information and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial reporting and accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The condensed consolidated balance sheet at October 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for annual financial statements. These interim financial statements include the accounts of the Company and its wholly owned subsidiaries, enGene, Inc. and enGene USA, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements as of October 31, 2024 and 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of January 31, 2025, the condensed consolidated statements of operations for the three months ended January 31, 2025 and 2024, the condensed consolidated statement of shareholders' equity (deficit) for the three months ended January 31, 2025 and 2024, and condensed consolidated statements of cash flows for the three months ended January 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended January 31, 2025 and 2024 are unaudited. The results for the three months ended January 31, 2025 and 2024, are not necessarily indicative of results to be expected for the year ending October 31, 2025, any other interim periods, or any future year or period.

Foreign Currency

Transaction gains and losses from currency exchange rate fluctuations on transactions denominated in a currency other than the U.S. Dollar functional currency are recorded in Other income (expense), net in the Company's condensed consolidated statements of operations and comprehensive loss. Such transaction gain and losses may be realized or unrealized depending upon whether the transaction settled during the period or remains outstanding at the balance sheet date. The functional currency of the Company and its consolidated subsidiaries is the U.S. Dollar.

Recently Issued Accounting Pronouncements - Not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The Company is currently evaluating the impact of the guidance on the financial statements disclosures and will provide relevant disclosure in the next Annual Report on Form 10-K.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No 2023-09 is effective for the Company's annual financial statements for the year ending October 31, 2025. The Company is currently evaluating the impact of the guidance on the financial statements disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as further clarified by ASU 2025-01, Income Statement - Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, issued in January, 2025, which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied retrospectively or

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

prospectively. The Company is currently evaluating the effect of this updated standard on its consolidated financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which amends GAAP to reflect updates and simplifications to certain disclosure and presentation requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Each amendment in ASU 2023-06 is effective on the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective but will not be effective if the SEC has not removed the applicable disclosure requirements by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of the amendments on its financial statement disclosures.

3.
Fair Value Measurements

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of January 31, 2025:

		January 31, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	144	144	—	—
U.S. government treasuries	45,974	45,974	—	—
Short term marketable securities:
U.S. government treasuries	121,340	121,340	—	—
Government agency securities	30,127	—	30,127	—
Long term marketable securities:
U.S. government treasuries	54,004	54,004	—	—
Government agency securities	4,975	—	4,975	—
Total financial assets	$256,564	$221,462	$35,102	$—

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of October 31, 2024:

		October 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$121	$121	$-	$-
U.S. government treasuries	94,236	94,236	—	—
Government agency securities	9,955	—	9,955	—
Short term marketable securities:
U.S. government treasuries	51,574	51,574	—	—
Government agency securities	13,754	—	13,754	—
Long term marketable securities:
U.S. government treasuries	49,627	49,627	—	—
Government agency securities	9,900	—	9,900	—
Total financial assets	$229,167	$195,558	$33,609	$—

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of January 31, 2025 and October 31, 2024, the Company classified its government agency marketable securities as Level 2 within the valuation hierarchy. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the three months ended January 31, 2025 and 2024, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of all other financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4.
Marketable Securities

The Company invests in U.S. Treasury and U.S. Agency debt securities; all marketable securities are classified as available-for-sale and carried at fair value, with unrealized changes in fair value reflected in the other comprehensive income (loss) in the condensed consolidated statements of shareholders' equity (deficit).

As of January 31, 2025, the marketable securities consisted of the following:

	January 31, 2025
Description	Amortized Cost	Unrealized Holdings Gains	Unrealized Holdings Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$144	$—	$—	$144
US treasury	167,310	59	(54)	167,315
Government agency securities	30,137	6	(17)	30,126
Total cash equivalents and short-term investments	$197,591	$65	$(71)	$197,585
Long-term investments
US treasury	54,209	17	(222)	54,004
Government agency securities	5,023	—	(48)	4,975
Total long-term investments	$59,232	$17	$(270)	$58,979
Total	$256,823	$82	$(341)	$256,564

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of January 31, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for certain U.S. treasury and government agency securities that had maturities of one to two years.

As of January 31, 2025, the Company held 49 securities, 24 of which, with an aggregate fair value of $106.3 million, were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months and there has been no change in the credit risk of such securities during the three months ended January 31, 2025. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis of its debt securities. No allowance for credit losses was recorded as of January 31, 2025 because the decline in fair value below amortized cost is not related to credit losses. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment. The unrealized losses on U.S. treasury and government agency securities range from 0-1% of their amortized cost.

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

As of October 31, 2024, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for certain government agency securities that had maturities of one to two years.

As of October 31, 2024, the Company held 31 securities, 21 of which were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of October 31, 2024 because the decline in fair value below amortized cost is not related to credit losses. Securities are evaluated at the end of each reporting period. The unrealized losses on U.S. Treasury and Government agency securities range from 0-1% of their amortized cost.

Accrued interest receivable on the Company's marketable securities totaled $1.2 million and $0.7 million as of January 31, 2025 and October 31, 2024, respectively, and was presented within prepaids and other current assets on the Company's condensed consolidated balance sheets. No accrued interest receivable was written off during the three months ended January 31, 2025 and 2024.

There were no material realized gains or losses recognized related to available-for-sale securities during the three months ended January 31, 2025 and 2024.

5.
Property and Equipment, Net

As of January 31, 2025, and October 31, 2024, property and equipment consisted of the following:

	January 31,	October 31,
	2025	2024
Lab equipment	$2,467	$2,191
Computer equipment	62	62
Computer software	146	146
Office furniture	141	141
Leasehold improvements	262	239
Property and equipment	3,078	2,779
Less: Accumulated depreciation and amortization	1,712	1,610
Property and equipment, net	$1,366	$1,169

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Depreciation and amortization expense related to property and equipment was $102 thousand and $80 thousand for the three months ended January 31, 2025 and 2024, respectively.

6.
Accrued Expenses and Other Current Liabilities

As of January 31, 2025, and October 31, 2024, accrued expenses and other current liabilities consisted of the following:

	January 31,	October 31,
	2025	2024
Employee compensation and related benefits	$4,079	$3,475
Accrued research and development expenses	3,167	3,773
Other	557	225
Professional fees	353	824
Accrued income taxes payable	88	-
Accrued financing costs	-	3,831
Total accrued expenses and other current liabilities	$8,244	$12,128

7.
License Agreement and Clinical Research Organization

License Agreement – Nature Technology Corporation

On April 10, 2020, the Company entered into a Non-Exclusive License Agreement (the “License Agreement”) with Nature Technology Corporation (“NTC”) whereby the Company licenses certain rights to NanoplasmidTM technology from NTC for commercialization. Under the terms of the License Agreement, NTC granted to the Company and its affiliates a world-wide, non-exclusive, royalty-bearing, sublicensable license to research, have researched, develop, have developed, make, have made, use, have used, import, have imported, sell, offer to sell, and have sold or offered for sale any product in the defined license field. Unless terminated earlier, the NTC license agreement will continue until no valid claim of any licensed patent exists in any country. The Company can voluntarily terminate the license agreement with prior notice to NTC.

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

The License Agreement provides for a one-time payment of $50 thousand for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase I clinical trial or, if there is no Phase I clinical trial, in a Phase II clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a milestone product by the FDA. The first milestone, related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone - regulatory approval of a milestone product, has not yet been achieved as of January 31, 2025. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the three months ended January 31, 2025 and 2024, the Company incurred $13 thousand of expenses related to the annual maintenance fee under the License Agreement, which is recorded within research and development expenses.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

8.
Notes Payable

Amended Loan and Security Agreement and the First Amendment

On December 30, 2021, the Company entered into a Loan and Security Agreement (the "Prior Loan Agreement") with Hercules Capital, Inc. ("Hercules") for the issuance of a term loan facility with an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). On December 22, 2023 (the "Hercules Closing Date"), the Company entered into an amended and restated loan and security Agreement (the "Amended Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"). The Amended Loan Agreement amends and restates in its entirety the Prior Loan Agreement. The Amended Loan Agreement provides for a term loan facility of up to $50.0 million available in multiple tranches (the “Term Loan”), as follows: (i) an initial term loan advance (the “Tranche 1 Advance”) that was made on the Tranche 1 Advance closing of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Loan Agreement, (ii) subject to the achievement of the specified Interim Milestone (the “Interim Milestone”), which includes no default or event of default, delivery of written notice to the Lenders that the Company has conducted an analysis of interim efficacy of data from the clinical evaluation of detalimogene in the Phase 2 clinical study, and satisfaction of certain other conditions precedent, a right of the Company to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $7.5 million from the date of achievement of the Interim Milestone through the earlier of (x) 60 days following the achievement of the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time up to and including the Amortization Date (as defined below) that the Lenders make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million. The Company is required to pay upon the earlier of January 1, 2028 ( the “Maturity Date”) or payment in full of the Term Loan, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loan (the “End of Term Charge”). The Company is also required to pay on July 1, 2025 or, if earlier, the date the Company prepays the Term Loan, $0.7 million representing the Prior Term Loan End of Term Charge (the "Prior Term Loan End of Term Charge" and "End of Term Charge", collectively the “End of Term Charges”).

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

On December 18, 2024, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement (the "First Amendment") with the Lenders. The First Amendment modified the Amended Loan Agreement to reallocate the $7.5 million previously available under Tranche 2 (as defined in the Amended Loan Agreement), which was not drawn by the Company upon achievement of Interim Milestone, to Tranche 3 (as defined in the Amended Loan Agreement). Pursuant to the First Amendment, the $7.5 million advance originally available upon achievement of the Interim Milestone was added to the uncommitted tranche subject to the Lenders' investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time that the Lenders make additional loan advances to the Company in an aggregate principal amount of up to $27.5 million. The First Amendment did not change the total term loan facility available to the Company of up to $50.0 million. The First Amendment further provided for certain administrative changes in accordance with the foregoing.

At the Company's option, the Company may elect to prepay all, but not less than all, of the outstanding Term Loan by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% of the principal amount outstanding if the prepayment occurs in any of the first twelve months following the Closing Date (as defined in the Amended Loan Agreement); (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first twelve months following the Closing Date but on or prior to twenty-four months following the Closing Date; and (iii) 1.0% of the principal amount outstanding if prepayment occurs at any time thereafter but prior to the Maturity Date.

As of January 31, 2025, the Company had borrowed $22.5 million under the Amended Loan Agreement and incurred $2.1 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan. The remaining $27.5 million of the uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent described above remains undrawn and available to the Company. $0.7 million representing the End of Term Charges are reflected in current liabilities in the condensed consolidated balance sheet as of January 31, 2025.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement, as amended by the First Amendment, are repayable in monthly interest-only payments through the "Amortization Date”, which is either: (y) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (z) if the Interim Milestone and certain clinical milestones are achieved and there has been no default, July 1, 2026. After the Amortization Date, the outstanding Term Loan and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date. Through January 31, 2025, the Company has achieved the Interim Milestone but has not yet achieved certain clinical milestones. Amounts payable on January 1, 2026 were classified as current liabilities on the condensed consolidated balance sheet for the interim period ended January 31, 2025. The effective interest rate of the Term Loan was 11.63% as of January 31, 2025.

In connection with the Amended Loan Agreement, as amended by the First Amendment, the Company granted Hercules a security interest senior to any current and future debts and to any security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, subject to limited exceptions including the Company’s intellectual property.

The Amended Loan Agreement, as amended by the First Amendment, contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Amended Loan Agreement, as amended by the First Amendment, also contains certain events of default and representations, warranties and non-financial covenants of the Company. The Company is in compliance with the financial covenants at January 31, 2025.

Hercules Common Share Warrants

In connection with the Amended Loan Agreement, as amended by the First Amendment, the Company also agreed to issue to the Lenders in connection with each advance of Term Loans warrants to purchase that number of the Company’s common shares, as shall be equal to 2% of the aggregate principal amount of such Term Loan advance divided by the Warrants per share exercise price of $7.21 (which exercise price equals the ten-day volume weighted average price for the ten (10) trading days preceding the Hercules Closing Date and is subject to customary adjustments under the terms of the Warrants) (the "Hercules Common Share Warrants"). The Hercules Common Share Warrants are exercisable for a period of seven years from issuance.

Under the terms of the Amended Loan Agreement, as amended by the First Amendment, the maximum number of Hercules Common Share Warrants and underlying Common Shares of the Company that could be issued is 138,696 (i.e. 2% of the $50.0 million total commitment amount divided by the exercise price of $7.21 price specified in the Closing Date Warrant), assuming no adjustments are made under the terms of the Hercules Common Share Warrants and further assuming the full amount of Term Loans are drawn. On the Hercules Closing Date, the Company issued to the Lenders 62,413 Hercules Common Share Warrants in connection with the Tranche 1 Advance of the Term Loans (the "Closing Date Warrants”). The Closing Date Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Upon entering into the Amended Loan Agreement, $0.3 million of the total $22.5 million Tranche 1 Advance was allocated to the warrants, on a relative fair value basis, and recorded within additional paid in capital.

Subsequently issued Hercules Common Share Warrants shall be substantially in the form of the Closing Date Warrants.

As of January 31, 2025 and October 31, 2024, the carrying value of the term loans consisted of the following:

	January 31, 2025	October 31, 2024
Note payable, including End of Term Charge	$24,730	$24,663
Debt discount, net of accretion	(1,525)	(1,673)
Accrued interest	181	182
Note payable, net of discount	$23,386	$23,172

As of January 31, 2025, the Company classified $1.5 million of the note payable as current, which represents the back-end fee associated with the refinancing of the Prior Term Loan and total principal payments due in the next 12 months. As of October 31, 2024,

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

the Company classified $0.7 million of the note payable as current, which represents the back-end fee associated with the refinancing of the Prior Term Loan. During the three months ended January 31, 2025 and 2024, the Company recognized $0.8 million and $0.6 million of interest expense, respectively, related to the term loans, of which $0.1 million was related to the amortization of the debt discounts.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest are as follows as of January 31, 2025:

Year ending October 31:	Note Principal Payments
2025	$698
2026	8,417
2027	10,987
2028	5,161
Total principal payments, including End of Term Charge	25,263

As of January 31, 2025, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

9.
Common Shares

The Company has an unlimited number of Common Shares authorized for issuance, with no par value. As of January 31, 2025 and October 31, 2024, there were 50,977,560 and 50,976,676 Common Shares outstanding, respectively.

The holders of the Common Shares are entitled to one vote per Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, or the "Board", if any, subject to the preferential dividend rights of preferred shares. Through January 31, 2025, no cash dividends had been declared or paid.

On December 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $100,000,000 of Common Shares. Through January 31, 2025, the Company sold no Common Shares under the Sale Agreement.

Warrants to Purchase Common Shares

As of January 31, 2025 and October 31, 2024, the Company had 8,511,968 warrants to purchase common shares outstanding.

Of the warrants to purchase common shares outstanding as of January 31, 2025, 8,449,555 have an exercise price of $11.50, and are exercisable through October 31, 2028. The Company may elect to call in the warrants for redemption if the share price of the Company equals or exceeds $18.00 for any twenty (20) trading days within the thirty (30) trading-day period ending on the third (3rd) trading day prior to the date on which notice of the redemption is given, subject to adjustments as provided in the terms of the warrant agreement.

The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

The additional 62,413 of the warrants to purchase Common Shares outstanding as of January 31, 2025, were issued as part of the Amended Loan Agreement on December 22, 2023, have an exercise price of $7.21, are exercisable at any time beginning on December 22, 2023, and expire on December 22, 2030, or seven years from the issuance date. The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Please refer to Note 10, Share-Based Compensation, below for the summary of the Common

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Shares reserved for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under and outside the Company's Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan.

10.
Share-Based Compensation

Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan

The Company's Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan (the "2023 Plan") was adopted on May 15, 2024 and superseded all prior plans. The 2023 Plan is administered by the Board or, at the discretion of the Board, by a committee of the Board, (the "Committee"). The exercise prices, vesting and other restrictions are determined at the discretion of the Board, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Common Shares on the date of grant and the term of stock option may not be greater than ten years. Common Shares that are expired, terminated, surrendered or cancelled under the 2023 Plan without having been fully exercised will be available for future awards. The Plan authorizes the award of incentive stock options, or ISOs, non-qualified stock options, or NQSOs, Stock Units, Stock Appreciation Rights, or SARs, and other share-based awards including performance awards and share bonus awards. The Plan contains the evergreen provision (the "Evergreen Provision") pursuant to which on the first business day of each calendar year, the aggregate number of Common Shares that could be issued or transferred thereunder (the "Plan Share Reserve") and the number of Common Shares available for options intended to qualify as incentive stock options (the "ISO Sublimit") each increase by such number of Common Shares as equals 5% of the aggregate number of Common Shares outstanding on the final day of the immediately preceding calendar year (or such smaller number of shares as is determined by the compensation committee), and the ISO Sublimit by the lesser of 2,500,000 Common Shares and the increase in the Plan Share Reserve (or such smaller number of shares may be determined by the compensation committee of the Company’s board of directors). On January 2, 2025 the Committee allowed the full 5% increase for 2025 under the Evergreen Provision.

As of January 31, 2025, inclusive of i) the common shares subject to the outstanding grants under the prior plans, and ii) 2,548,833 Common Shares added on January 2, 2025 under the Evergreen Provision, there were 9,809,943 of Common Shares reserved for issuance under the Plan and there are 2,626,397 shares remaining for issuance.

Inducement Grants

The Company may grant inducement equity award consisting of a non-qualified stock option to purchase Common Shares to newly hired employees an inducement material to the employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4) and was granted outside of the 2023 Plan. During the three months ended January 31, 2025 and 2024, the Company granted 360,300 and zero non-qualified stock options as inducement equity awards, respectively. As of January 31, 2025, none of the inducement grant awards granted to date have vested, expired, or been forfeited, and all options remain outstanding.

As of January 31, 2025, and October 31, 2024, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under the 2023 Plan and options granted outside of the 2023 Plan as part of the inducement grants:

	January 31,	October 31,
	2025	2024
Warrants to purchase common shares	8,511,968	8,511,968
Incentive options to purchase common shares	7,065,953	4,391,512
Inducement grant stock options	2,003,300	1,643,000
Remaining shares reserved for future issuance under the equity plans	2,626,397	2,752,889
Total	20,207,618	17,299,369

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the three months ended January 31, 2025 and 2024 are summarized below:

	Three months ended January 31,
	2025	2024
Expected term (in years)	6.02-6.08	5.88-6.08
Expected volatility	81.24-81.56%	78.24 - 78.72%
Risk-free interest rate	4.40-4.49%	4.35%
Expected dividend yield	—	—
Fair value of common shares and exercise price of options (USD)	$6.42-7.39	$7.66

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price (USD)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2024	6,034,512	$6.88	7.4	$17,809
Granted	3,107,625	7.36
Exercised	(884)	0.89
Forfeited or expired	(72,000)	16.85
Outstanding as of January 31, 2025	9,069,253	$6.97	8.1	$11,295
Options vested and exercisable as of January 31, 2025	2,787,801	$3.31	4.6	$11,019
Options unvested as of January 31, 2025	6,281,452	$8.59	9.7	$277

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting date.

The weighted-average grant-date fair value per share of share options granted during the three months ended January 31, 2025 and January 31, 2024 was $5.33 and $5.43, respectively.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended January 31,
	2025	2024
Research and development	$625	$193
General and administrative	1,184	98
Total share-based compensation expense	$1,809	$291

As of January 31, 2025, there was $37.6 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.5 years.

11.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented, retrospectively restated to reflect the exchange of shares upon the close of the reverse recapitalization:

	Three Months Ended January 31,
	2025	2024
Numerator:
Net loss attributable to common shareholders, basic and diluted	$24,616	$10,711
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	50,976,958	23,197,976
Net loss per common share, basic and diluted	$0.48	$0.46

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders for the three months ended January 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended January 31,
	2025	2024
Warrants to purchase common shares	8,511,968	10,474,054
Options to purchase common shares	9,069,253	3,294,941
Total	17,581,221	13,768,995

12.
Income Taxes

During the three months ended January 31, 2025, the Company recorded $18 thousand in income tax expense. During the three months ended January 31, 2024, the Company recorded $30 thousand in income tax benefit.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of January 31, 2025, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

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

During the three months ended January 31, 2025 and 2024, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended January 31,
	2025	2024
Lease Cost:
Operating lease cost	$115	$90
Variable operating lease cost	—	24
Total operating lease cost	$115	$114

Maturities of the Company's operating lease liabilities as of January 31, 2025 are as follows:

2025	$332
2026	453
2027	312
2028	288
2029	293
Thereafter	1,340
Total	3,018
Less: Interest	(1,271)
Total lease liability	$1,747

14.
Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of January 31, 2025, and October 31, 2024, there were no such matters which would have a material impact on the Company’s financial results.

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

15.
Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. The Company concluded that no additional subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, “we”, “our”, “us”, “enGene” and the “Company” refer to enGene Holdings Inc. and all of its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2024 and elsewhere in this Quarterly Report and other filings made with the SEC for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

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

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for our primary program, detalimogene voraplasmid, or detalimogene. We do not have any products approved for sale and have not generated any revenue from product sales. We operate as a single operating segment focused on research, discovery, and clinical development of detalimogene. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through PIPE financings, offering debt and convertible debentures, and issuance of redeemable convertible preferred shares and warrants.

We have never been profitable and have incurred net losses since inception. Our net loss was $24.6 million and $10.7 million for the three months ended January 31, 2025 and 2024, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the ongoing LEGEND study of detalimogene, including the pivotal cohort of patients with BCG-unresponsive NMIBC, to completion; execute on our plan to file a Biologics License Application with the FDA in mid-2026; and pursue potential pipeline expansion via additional detalimogene development opportunities and other compounds. In addition, we expect to incur significant expenses as we establish medical affairs, sales, marketing and distribution infrastructure and capabilities to support the potential commercial launch of detalimogene and significant additional commercialization-related expenses, if and when detalimogene is approved. As a result, we expect to need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, or other capital sources, which could include potential collaboration agreements, strategic alliances, or licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

As of January 31, 2025, we had $272.8 million in cash, cash equivalents and marketable securities. We believe that our existing cash and cash equivalents as of January 31, 2025 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, and as such there is no assurance that we will be able to do so in the future. Refer to “Liquidity and Capital Resources” section below.

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

Direct Costs, offset by refundable tax credits:

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
•
costs of outside consultants, including their fees, share-based compensation, and related travel expenses;
•
costs related to compliance with quality and regulatory requirements;
•
payments made under third-party licensing agreements.

Indirect Costs:

•
personnel-related expenses including, salaries, benefits, share-based compensation, and other related costs for individuals involved in research and development activities; and
•
facilities and other expenses not directly tied to a program.

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

A significant portion of our research and development costs to date have been third-party costs, which we track on an individual product candidate basis after a clinical product candidate has been identified. Currently, our main clinical product candidate is detalimogene. Our indirect research and development costs are primarily personnel-related costs, facilities, and other costs. Employees and infrastructure are not directly tied to any one program and are deployed across our programs. As such, we do not track these costs on a specific program basis. We utilize third party contractors for our research and development activities and CDMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities.

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

The successful development of detalimogene or any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing, and estimated costs of the efforts that will be necessary to complete the development and commercialization of detalimogene and any other product candidates we may develop. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of detalimogene or any future product candidate, if approved. This is due to the numerous risks and uncertainties associated with product development.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and share-based compensation expenses for personnel in executive and other administrative functions. Other significant general and administrative expenses include professional services, including legal, accounting and audit services, and other consulting fees, as well as facility costs not otherwise included in research and development expenses, insurance, and other operating costs.

We expect that our general and administrative expenses will continue to increase in the foreseeable future as our business expands to support our continued research and development activities, including our clinical trials. These increases will likely include increased costs related to the hiring of additional personnel and fees for outside consultants, among other expenses. In addition, if we obtain regulatory approval for our current product candidate or any product candidates we may develop in the future and do not enter into a third-party commercialization collaboration, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing, and distribution activities.

Other (Income) Expense, Net

Interest Expense

Interest expense is made of interest paid on our term loans, as well as non-cash interest expense for amortization of our debt discounts.

Interest Income

Interest income is associated with our interest-bearing cash, cash equivalents, and marketable securities.

Other expense, net

Other expense, net primarily consists of foreign exchange gains and losses.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of January 31, 2025 and October 31, 2024, we have recorded a full valuation allowance against our deferred tax assets.

Critical Accounting Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 31, 2024. There were no material changes to our critical accounting policies through January 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2024.

Results of Operations

Comparison of the three months ended January 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2025	2024	Change
Operating expenses:
Research and development	$19,974	$5,638	$14,336
General and administrative	6,639	5,135	1,504
Total operating expenses	26,613	10,773	15,840
Loss from operations	26,613	10,773	15,840
Other (income) expense, net:
Interest income	(2,730)	(1,025)	(1,705)
Interest expense	752	563	189
Loss on extinguishment of debt	—	366	(366)
Other expense, net	(37)	64	(101)
Total other (income) expense, net	(2,015)	(32)	(1,983)
Net loss before income tax	24,598	10,741	13,857
Provision for (recovery of) income tax	18	(30)	48
Net loss	$24,616	$10,711	$13,905

Research and Development expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2025	2024	Change
Direct costs:
Detalimogene	$15,402	$2,620	$12,782
Preclinical programs	99	158	(59)
Total direct research and development expenses	15,501	2,778	12,723
Indirect costs:
General research and platform personnel related costs	4,084	2,443	1,641
Unallocated laboratory, facility support and patent costs	389	417	(28)
Total indirect research and development expenses	4,473	2,860	1,613
Total research and development expenses	19,974	5,638	14,336

Research and development expenses increased by $14.3 million from $5.6 million for the three months ended January 31, 2024 to $20.0 million for the three months ended January 31, 2025. This increase was attributable to the following:

•
a $12.8 million increase in detalimogene direct expense as a result of our increasing clinical and manufacturing activities to advance our LEGEND study of detalimogene, as well as in preparation for our planned Biologics License Application submission; and
•
a $1.6 million increase in personnel-related costs as the Company hired a number of key personnel to ramp up its clinical operations, quality, medical affairs and manufacturing functions to support our LEGEND study of detalimogene.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2025	2024	Change
Personnel-related expenses	$3,774	$996	$2,778
Professional fees	1,362	1,977	(615)
Patent maintenance and legal fees	636	1,501	(865)
Other expenses	867	661	206
Total general and administrative expenses	$6,639	$5,135	$1,504

General and administrative expenses increased by $1.5 million from $5.1 million for the three months ended January 31, 2024 to $6.6 million for the three months ended January 31, 2025. This increase was primarily attributable to the following:

•
a $2.8 million increase in personnel-related expenses driven by the hires of key general and administrative personnel necessary to support the operation of a public company, former CEO transition fees, as well as a $1.1 million increase in stock-based compensation expense; and
•
a $0.2 million increase in other expenses driven by rent expense; offset by
•
a $0.9 million decrease in patent maintenance and legal fees due to legal review of the debt agreement and S-1 in 2024; and
•
a $0.6 million decrease in professional fees driven by the transition of work to internal resources and higher costs in 2024 due to accounting and finance fees to support the first year operating as a public company.

Other (Income) Expense, Net

Other income increased by approximately $2.0 million from income of $32 thousand for the three months ended January 31, 2024 to income of $2.0 million for the three months ended January 31, 2025, primarily due to a $1.7 million increase in interest income earned in the current period from larger cash and marketable securities balances. Increases were offset by a $0.2 million increase in interest expense and $0.4 million loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenu1e from sales of any product candidates or from other sources for several years, if at all. As of January 31, 2025, we had cash, cash equivalents and marketable securities of approximately $272.8 million, and we had an accumulated deficit of $279.3 million. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through PIPE financings, offering debt and convertible debentures, and issuance of redeemable convertible preferred shares and warrants.

Based on our current operating plans, we expect our cash, cash equivalents and marketable securities as of January 31, 2025 will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report, without giving effect to $27.5 million we may be eligible to drawdown further under our debt facility with Hercules and the $100.0 million limit under our Open Market Sale Agreement with Jefferies LLC, which was entered into on December 20, 2024. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

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

Because of the numerous risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of many factors, including:

•
the initiation, timing, costs, progress and results of our planned clinical trials of detalimogene and any other product candidates we develop;
•
the scope, progress, results, and costs of our earlier-stage research programs, including the progress of preclinical development and possible clinical trials;
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

•
the cost of commercialization activities if detalimogene or any future product candidates we develop are approved for sale, including marketing, sales and distribution costs;
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

Cash Flows

Comparison of the three months ended January 31, 2025 and 2024

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2025	2024
Net cash used in operating activities	$(25,696)	$(7,370)
Net cash used in investing activities	(84,964)	(506)
Net cash provided by financing activities	1	12,000
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	$(110,658)	$4,125

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2025 was $25.7 million and was primarily due to our net loss of $24.6 million, partially offset by adjustments for non-cash charges totaling $1.5 million. Further changes were driven by a $2.6 million decrease in net working capital adjustments.

Net cash used in operating activities for the three months ended January 31, 2024 was $7.4 million and was primarily due to our net loss of $10.7 million, partially offset by adjustments for non-cash charges totaling $0.7 million. Further changes were driven by working capital adjustments of $2.4 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the three months ended January 31, 2025 and 2024 was $84.9 million and $0.5 million, respectively, consisting of purchases of marketable securities and property and equipment.

Net Cash Provided by Financing Activities

There was no net cash provided by financing activities during the three months ended January 31, 2025. Net cash provided by financing activities for the three months ended January 31, 2024 was $12.0 million, resulting from proceeds of $22.5 million received from the Term Loan, which was offset by $9.4 million in principal repayments of the Prior Term Loan, $0.4 million in debt issuance costs paid as part of the Term Loan, and $0.6 million of SPAC transaction costs paid during the three months ended January 31, 2024.

Contractual Obligations and Other Commitments

Notes Payable

The Company has entered into a debt facility with Hercules, under which we have drawn $22.5 million and may be able to draw an additional $27.5 million, subject to the terms and conditions of the Hercules Term Loan. Refer to disclosures in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for the terms and conditions of the Hercules debt facility, as well as the estimated cashflow payment requirements needed to satisfy the Company’s debt obligations as of January 31, 2025.

License Agreement with Nature Technology Corporation

On April 10, 2020, we entered into the License Agreement with NTC pursuant to which NTC granted us a worldwide non-exclusive, royalty-bearing and sublicensable license to certain patents and know-how relating to the Nanoplasmid™ vector backbone that is used in detalimogene voraplasmid to research, develop, make, use, import, sell and offer and sell, any gene and cell therapy products incorporating the Nanoplasmid™ vector backbone (excluding any such products in the field of dermatology). Unless terminated earlier, the License Agreement will continue until no valid claim of any licensed patent exists in any country. We can voluntarily terminate the License Agreement with prior notice to NTC. During the three months ended January 31, 2025 and 2024, the Company paid NTC $13 thousand under the terms of agreement.

For a more detailed description of this agreement, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Lease Obligations

Our leases are comprised of all operating leases for Montreal, Canada and Waltham, MA USA office space and Montreal, Canada lab space. Please refer to Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for expenses related to the lease obligations in three months ended January 31, 2025 and 2024, and the future payment requirements under the lease agreements.

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

The Company does not have material capital expenditure commitments as of January 31, 2025.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the initial public offering of Forbion European Acquisition Corporation, the special purpose acquisition company we merged with, which occurred on December 14, 2021, (b) in which we have total annual revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have determined that, other than as disclosed in Note 2 to the interim financial statements of this Quarterly Report, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Outstanding Share Data

As of March 5, 2025, we had 50,977,560 Common Shares issued and outstanding, outstanding warrants to purchase an additional 8,449,555 Common Shares and outstanding stock options to purchase an additional 9,069,253 Common Shares. The warrants amount listed in the foregoing sentence excludes the Hercules Common Share Warrants described above under “Liquidity and Capital Resources—Cash Flows—Amended Loan and Security Agreement”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management, under the supervision of and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

As discussed in our Annual Report on Form 10-K for the year ended October 31, 2024, the Company previously concluded that material weaknesses, as defined under the Exchange Act, existed in our internal control over financial reporting for each of the fiscal years ended 2024, 2023 and 2022. Although certain of these material weaknesses were remediated as of October 31, 2024, three of these material weaknesses remain outstanding as of January 31, 2025.

Based on our assessment, our management, including our principal executive officer and our principal financial officer, concluded that, as of January 31, 2025, our disclosure controls and procedures were not effective due to the remaining unremediated material weaknesses in internal controls over financial reporting, as further described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The following three material weaknesses in internal control over financial reporting remain unremediated as of January 31, 2025:

•
lack of formal policies, procedures and controls related to the design of internal controls over financial reporting, including risk assessment process and control activities for certain key financial reporting processes;
•
deficiency in design of general information technology controls, primarily related to program change management control and testing, user access control related to segregation of duties and access privileges, systems operations controls related to transfer, storage and recovery of data; and
•
lack of appropriate segregation of duties in the preparation and review of account reconciliations and journal entries.

Remediation Efforts

In response to the remaining material weaknesses described above, the Company is undertaking ongoing remediation efforts that include:

•
establishing adequate review and approval processes and procedures based on roles and responsibilities of each team member;
•
implementing a risk assessment over financial reporting controls;
•
designing and implementing policy, procedures and controls around key business and financial reporting process;
•
implementing new software tools with adequate set up to ensure segregation of duties; and
•
engaging a professional accounting services firm to help with the documentation and assessment of our internal controls for complying with the Sarbanes-Oxley Act.

While significant progress has been made to enhance our internal control over financial reporting, further time and testing is required before we can conclude remediation of the material weaknesses.

Inherent Limitations on Effectiveness of Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Other than the items discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 1A. For a detailed discussion of our risk factors, see the information disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended October 31, 2024.

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

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended January 31, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 to enGene’s Form S-3 Registration Statement Registration No.: 333-283201 filed with the SEC on November 13, 2024).
10.1

First Amendment to Amended and Restated Loan and Security Agreement, dated December 18, 2024 (incorporated by reference to Exhibit 10.36 to enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024). ††+

10.2

Open Market Sale AgreementSM, dated December 20, 2024, by and between enGene Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to enGene’s Current Report on Form 8-K filed with the SEC on December 20, 2024).

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

enGene Holdings Inc.

Date: March 10, 2025	By:	/s/ Ronald H.W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer and President

Date: March 10, 2025	By:	/s/ Ryan Daws
Name: Ryan Daws
Title: Chief Financial Officer