Form 10-Q
period 2025-07-31
enGene Holdings Inc.
filed 2025-09-11
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

As of September 10, 2025, the registrant had 51,191,771 Common Shares, with no par value per share, outstanding.

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

•
we are able to file our planned Biologics License Application in 2H 2026 with the FDA for approval to market detalimogene in the United States as a monotherapy to treat BCG-unresponsive NMIBC with Cis;
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
•
the possibility that we may be adversely affected by changes in domestic and foreign business, market, financial, political, legal, geopolitical conditions, including tariffs, economic sanctions and economic slowdowns or recession, and laws and regulations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	July 31, 2025	October 31, 2024
Assets
Current assets:
Cash and cash equivalents	$32,623	$173,004
Marketable securities - short term	169,290	65,328
Restricted investments	72	72
Investment tax credits receivable	709	332
Prepaid and other current assets	8,618	8,626
Total current assets	211,312	247,362
Marketable securities - long term	23,011	59,527
Property and equipment, net	1,879	1,169
Operating lease right of use asset	7,969	1,741
Other assets	1,379	1,374
Total assets	$245,550	$311,173
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,384	$1,411
Accrued expenses and other current liabilities	11,117	12,128
Operating lease liabilities, current	1,527	423
Current portion of note payable	5,412	699
Total current liabilities	20,440	14,661
Note payable, net of current portion	17,706	22,473
Operating lease liabilities, net of current portion	6,732	1,427
Total liabilities	44,878	38,561

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 51,105,807 and 50,976,676 shares issued and outstanding as of July 31, 2025 and October 31, 2024, respectively.	510,164	509,811
Additional paid-in capital	25,869	18,950
Accumulated other comprehensive loss	(1,209)	(1,419)
Accumulated deficit	(334,152)	(254,730)
Total shareholders’ equity	200,672	272,612
Total liabilities and shareholders’ equity	$245,550	$311,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$22,575	$11,549	$62,758	$27,042
General and administrative	7,372	5,210	20,926	17,800
Total operating expenses	29,947	16,759	83,684	44,842
Loss from operations	29,947	16,759	83,684	44,842
Other expenses (income), net:
Interest income	(2,233)	(3,380)	(7,451)	(7,389)
Interest expense	758	751	2,244	2,042
Loss on extinguishment of debt	—	—	—	366
Other expenses (income), net	280	47	448	20
Total other income, net	(1,195)	(2,582)	(4,759)	(4,961)
Net loss before income taxes	28,752	14,177	78,925	39,881
Provision for (recovery of) income taxes	239	(29)	497	(38)
Net loss	$28,991	$14,148	$79,422	$39,843

Other comprehensive loss (income):
Unrealized loss (gain) on available-for-sale investments	240	—	(210)	—
Total comprehensive loss	$29,231	$14,148	$79,212	$39,843

Net loss per share of common shares, basic and diluted	$0.57	$0.32	$1.56	$1.12
Weighted-average common shares outstanding, basic and diluted	51,097,711	44,168,986	51,031,618	35,564,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2023	23,197,976	$259,373	$13,717	$(1,016)	$(199,588)	$72,486
Share-based compensation expense	—	—	291	—	—	291
Issuance of warrants in connection with Amended Term Loan expense	—	—	319	—	—	319
Net loss	—	—	—	—	(10,711)	(10,711)
Balance at January 31, 2024	23,197,976	$259,373	$14,327	$(1,016)	$(210,299)	$62,385
Exercise of stock options	56,974	207	(156)	—	—	51
Share-based compensation expense	—	—	1,917	—	—	1,917
Issuance of common shares in connection with PIPE Financing, net of issuance costs	20,000,000	187,614	—	—	—	187,614
Issuance of common shares upon exercise of warrants	520,282	6,114	(131)	—	—	5,983
Issuance of common shares upon cashless exercise of warrants	383,355	97	(97)	—	—	—
Net loss	—	—	—	—	(14,984)	(14,984)
Balance at April 30, 2024	44,158,587	453,405	15,860	(1,016)	(225,283)	242,966
Exercise of stock options	56,990	74	(23)	—	—	51
Share-based compensation expense	—	—	1,460	—	—	1,460
Net loss	—	—	—	—	(14,148)	(14,148)
Balance at July 31, 2024	44,215,577	$453,479	$17,297	$(1,016)	$(239,431)	$230,329

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2024	50,976,676	$509,811	$18,950	$(1,419)	$(254,730)	$272,612
Exercise of stock options	884	1	—	—	—	1
Share-based compensation expense	—	—	1,809	—	—	1,809
Other comprehensive income (loss)	—	—	—	144	—	144
Net loss	—	—	—	—	(24,616)	(24,616)
Balance at January 31, 2025	50,977,560	$509,812	$20,759	$(1,275)	$(279,346)	$249,950
Exercise of stock options	93,291	309	(109)	—	—	200
Share-based compensation expense	—	—	2,650	—	—	2,650
Other comprehensive income (loss)	—	—	—	306	—	306
Net loss	—	—	—	—	(25,815)	(25,815)
Balance at April 30, 2025	51,070,851	$510,121	$23,300	$(969)	$(305,161)	$227,291
Exercise of stock options	34,956	43	(12)	—	—	31
Share-based compensation expense	—	—	2,581	—	—	2,581
Other comprehensive income (loss)	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	(28,991)	(28,991)
Balance at July 31, 2025	51,105,807	$510,164	$25,869	$(1,209)	$(334,152)	$200,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Nine months ended July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(79,422)	$(39,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	645	588
Loss on extinguishment of debt	—	366
Non-cash lease expense	125	114
Loss on the disposal of property and equipment	—	22
Amortization (accretion) of marketable securities	(2,645)	—
Unrealized foreign currency losses	28	4
Share-based compensation expense	7,040	3,668
Depreciation of property and equipment	338	240
Changes in operating assets and liabilities:
Investment tax credit receivable	(378)	2,101
Prepaid expenses and other assets	3	(3,651)
Accounts payable	970	1,919
Accrued expenses and other current liabilities	(1,024)	5,765
Lease liabilities	43	(6)
Net cash used in operating activities	(74,277)	(28,713)
Cash flows from investing activities
Purchases of property and equipment	(1,048)	(687)
Purchases of marketable securities	(153,095)	—
Proceeds from maturities of marketable securities	88,505	—
Net cash used in investing activities	(65,638)	(687)
Cash flows from financing activities
Payment of Reverse Recapitalization and PIPE Financing costs	—	(613)
Proceeds from the February 2024 PIPE Financing	—	200,000
Payments of issuance costs associated with the 2024 PIPE Financing	—	(12,386)
Proceeds from exercise of common share warrants	—	5,983
Proceeds from exercise of stock options	232	102
Repayments of term loan principal	(699)	(9,445)
Proceeds from issuance of term loan	—	22,500
Payments of debt issuance costs associated with the term loan	—	(585)
Net cash (used in) provided by financing activities	(467)	205,556
Effect of exchange rate changes on cash	1	1
Net (decrease) increase in cash and cash equivalents	(140,381)	176,157
Cash and cash equivalents at beginning of period	173,004	81,521
Cash and cash equivalents at end of period	$32,623	$257,678
Supplemental cash flow information:
Cash paid for interest	$1,578	$1,393
Warrant value issued as part of Amended Term Loan	—	319
Right of use assets obtained in exchange for lease liabilities	6,352	1,904

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

The Company has incurred a net loss of $79.4 million and negative cash flows from operating activities of $74.3 million for the nine months ended July 31, 2025 and, as of that date, has an accumulated deficit of $334.2 million. The Company has not yet commercialized any product candidates and does not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. The Company will need substantial additional funding to support its continuing operations and pursue its development strategy. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through PIPE financings, offering debt, and issuance of warrants.

The Company’s ability to continue as a going concern depends on its ability to successfully develop and commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding loans. The Company expects that its existing cash, cash equivalents and marketable securities as of July 31, 2025 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

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

Unaudited Interim Financial Information and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial reporting and accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The condensed consolidated balance sheet at October 31, 2024 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for annual financial statements. These interim financial statements include the accounts of the Company and its wholly owned subsidiaries, enGene, Inc. and enGene USA, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements as of October 31, 2024 and 2023 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of July 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended July 31, 2025 and 2024, the condensed consolidated statement of shareholders' equity for the three and nine months ended July 31, 2025 and 2024, and condensed consolidated statements of cash flows for the nine months ended July 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended July 31, 2025 and 2024 are unaudited. The results for the three and nine months ended July 31, 2025 and 2024, are not necessarily indicative of results to be expected for the year ending October 31, 2025, any other interim periods, or any future year or period.

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

Recently Issued Accounting Pronouncements - Not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which requires incremental disclosure of segment information on an interim and annual basis. This ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective application to all prior periods presented in the financial statements is required for public entities. The adoption of the ASU will have an impact on the Company’s Consolidated Financial Statements disclosures. The Company has not early adopted the ASU and will include the relevant disclosure within the 2025 Annual Consolidated Financial Statements and 2026 Interim Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No 2023-09 is effective for the Company's annual financial statements for the year ending October 31, 2026. The Company is currently evaluating the impact of the guidance on the financial statements disclosures.

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

3.
Fair Value Measurements

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of July 31, 2025:

		July 31, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$15,823	$15,823	$—	$—
Short term marketable securities:
U.S. government treasuries	151,347	151,347	—	—
Government agency securities	17,943	—	17,943	—
Long term marketable securities:
U.S. government treasuries	18,023	18,023	—	—
Government agency securities	4,988	—	4,988	—
Total financial assets	$208,124	$185,193	$22,931	$—

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of October 31, 2024:

		October 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$121	$121	$—	$—
U.S. government treasuries	94,236	94,236	—	—
Government agency securities	9,955	—	9,955	—
Short term marketable securities:
U.S. government treasuries	51,574	51,574	—	—
Government agency securities	13,754	—	13,754	—
Long term marketable securities:
U.S. government treasuries	49,627	49,627	—	—
Government agency securities	9,900	—	9,900	—
Total financial assets	$229,167	$195,558	$33,609	$—

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of July 31, 2025 and October 31, 2024, the Company classified its government agency marketable securities as Level 2 within the valuation hierarchy. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the three and nine months ended July 31, 2025 and 2024, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of all other financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4.
Marketable Securities

The Company invests in money market funds, U.S. Treasury and government agency debt securities; all marketable securities are classified as available-for-sale and carried at fair value, with unrealized changes in fair value reflected in the other comprehensive income (loss) in the condensed consolidated statements of shareholders' equity.

As of July 31, 2025, the marketable securities consisted of the following:

	July 31, 2025
Description	Amortized Cost	Unrealized Holdings Gains	Unrealized Holdings Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$15,823	$—	$—	$15,823
US treasury	151,478	7	(138)	151,347
Government agency securities	17,955	—	(12)	17,943
Total cash equivalents and short-term investments	$185,256	$7	$(150)	$185,113
Long-term investments:
US treasury	18,047	7	(31)	18,023
Government agency securities	5,016	—	(28)	4,988
Total long-term investments	$23,063	$7	$(59)	$23,011
Total	$208,319	$14	$(209)	$208,124

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of July 31, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for certain U.S. treasury and government agency securities that had maturities of one to two years.

As of July 31, 2025, the Company held 49 securities, 42 of which, with an aggregate fair value of $140.6 million, were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months and there has been no change in the credit risk of such securities during the three and nine months ended July 31, 2025. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis of its debt securities. No allowance for credit losses was recorded as of July 31, 2025 because the decline in fair value below amortized cost is not related to credit losses. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment. The unrealized losses on U.S. treasury and government agency securities range from 0-1% of their amortized cost.

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
Long-term investments:
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

Accrued interest receivable on the Company's marketable securities totaled $1.5 million and $0.7 million as of July 31, 2025 and October 31, 2024, respectively, and was presented within prepaids and other current assets on the Company's condensed consolidated balance sheets. No accrued interest receivable was written off during the three and nine months ended July 31, 2025 and 2024.

There were no material realized gains or losses recognized related to available-for-sale securities during the three and nine months ended July 31, 2025 and 2024.

5.
Property and Equipment, Net

As of July 31, 2025, and October 31, 2024, property and equipment consisted of the following:

	July 31,	October 31,
	2025	2024
Lab equipment	$2,989	$2,191
Computer equipment	150	62
Computer software	144	146
Office furniture	266	141
Leasehold improvements	262	239
Property and equipment	3,811	2,779
Less: Accumulated depreciation and amortization	1,932	1,610
Property and equipment, net	$1,879	$1,169

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Depreciation and amortization expense related to property and equipment was $0.1 million for the three months ended July 31, 2025 and 2024. Depreciation and amortization expense related to property and equipment was $0.3 million and $0.2 million for the nine months ended July 31, 2025 and 2024, respectively.

6.
Accrued Expenses and Other Current Liabilities

As of July 31, 2025, and October 31, 2024, accrued expenses and other current liabilities consisted of the following:

	July 31,	October 31,
	2025	2024
Accrued research and development expenses	$6,228	$3,773
Employee compensation and related benefits	2,906	3,475
Professional fees	806	824
Other	610	225
Accrued income taxes payable	567	—
Accrued financing costs	—	3,831
Total accrued expenses and other current liabilities	$11,117	$12,128

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

During each of the three and nine months ended July 31, 2025 and 2024, the Company incurred $13 and $38 thousand, respectively, of expenses related to the annual maintenance fee under the License Agreement. During the three and nine months ended July 31, 2025, the Company incurred a fee of $56 thousand and $235 thousand, respectively, related to the manufacturing payment under the License Agreement. All expenses related to License Agreement are recorded within research and development expenses.

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

The Company accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.4 million as a component within other income and expense in the Company's consolidated statement of operations during the nine months ended July 31, 2024, which represented the difference between the reacquisition price of the debt, including fees and the initial fair value of the warrants paid directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

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

As of July 31, 2025, the Company had borrowed $22.5 million under the Amended Loan Agreement and incurred $2.1 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan. The remaining $27.5 million of the uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent described above remains undrawn and available to the Company. The Prior Term Loan End of Term Charge of $0.7 million has been paid as of July 31, 2025.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement, as amended by the First Amendment, are repayable in monthly interest-only payments through the "Amortization Date", which is either: (y) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (z) if the Interim Milestone and certain clinical milestones are achieved and there has been no default, July 1, 2026. After the Amortization Date, the outstanding Term Loan and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date. Through July 31, 2025, the Company has achieved the Interim Milestone but has not yet achieved certain clinical milestones. Amounts payable on January 1, 2026 were classified as current liabilities on the condensed consolidated balance sheet for the interim period ended July 31, 2025. The effective interest rate of the Term Loan was 11.63% as of July 31, 2025.

In connection with the Amended Loan Agreement, as amended by the First Amendment, the Company granted Hercules a security interest senior to any current and future debts and to any security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, subject to limited exceptions including the Company’s intellectual property.

The Amended Loan Agreement, as amended by the First Amendment, contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Amended Loan Agreement, as amended by the First Amendment, also contains certain events of default and representations, warranties and non-financial covenants of the Company. The Company is in compliance with the financial covenants at July 31, 2025.

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

Under the terms of the Amended Loan Agreement, as amended by the First Amendment, the maximum number of Hercules Common Share Warrants and underlying Common Shares of the Company that could be issued is 138,696 (i.e. 2% of the $50.0 million total commitment amount divided by the exercise price of $7.21 price specified in the Closing Date Warrant), assuming no adjustments are made under the terms of the Hercules Common Share Warrants and further assuming the full amount of Term Loans are drawn. On the Hercules Closing Date, the Company issued to the Lenders 62,413 Hercules Common Share Warrants in connection with the Tranche 1 Advance of the Term Loans (the "Closing Date Warrants"). The Closing Date Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Upon entering into the Amended Loan Agreement, $0.3 million of the total $22.5 million Tranche 1 Advance was allocated to the warrants, on a relative fair value basis, and recorded within additional paid in capital.

Subsequently issued Hercules Common Share Warrants shall be substantially in the form of the Closing Date Warrants.

As of July 31, 2025 and October 31, 2024, the carrying value of the term loans consisted of the following:

	July 31, 2025	October 31, 2024
Note payable, including End of Term Charge	$24,164	$24,663
Debt discount, net of accretion	(1,229)	(1,673)
Accrued interest	183	182
Note payable, net of discount	$23,118	$23,172

As of July 31, 2025, the Company classified $5.4 million of the note payable as current, which represents the total principal payments due in the next 12 months. As of October 31, 2024, the Company classified $0.7 million of the note payable as current, which represented the Prior Term Loan End of Term Charge. During the three months ended July 31, 2025 and 2024, the Company recognized $0.8 million of interest expense related to the term loans, of which $0.2 million and $0.1 million were related to the amortization of the

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

debt discounts, respectively. During the nine months ended July 31, 2025 and 2024, the Company recognized $2.2 million and $2.0 million of interest expense, respectively, related to the term loans, of which $0.4 million was related to the amortization of the debt discounts.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest are as follows as of July 31, 2025:

Note Principal Payments
2025	$—
2026	8,417
2027	10,987
2028	5,161
Total principal payments, including End of Term Charge	24,565

As of July 31, 2025, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

9.
Common Shares

The Company has an unlimited number of Common Shares authorized for issuance, with no par value. As of July 31, 2025 and October 31, 2024, there were 51,105,807 and 50,976,676 Common Shares outstanding, respectively.

The holders of the Common Shares are entitled to one vote per Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, or the "Board", if any, subject to the preferential dividend rights of preferred shares. Through July 31, 2025, no cash dividends had been declared or paid.

On December 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $100,000,000 of Common Shares. Through July 31, 2025, the Company sold no Common Shares under the Sale Agreement.

Warrants to Purchase Common Shares

As of July 31, 2025 and October 31, 2024, the Company had 8,511,968 warrants to purchase common shares outstanding.

Of the warrants to purchase common shares outstanding as of July 31, 2025, 8,449,555 have an exercise price of $11.50, and are exercisable through October 31, 2028. The Company may elect to call in the warrants for redemption if the share price of the Company equals or exceeds $18.00 for any twenty (20) trading days within the thirty (30) trading-day period ending on the third (3rd) trading day prior to the date on which notice of the redemption is given, subject to adjustments as provided in the terms of the warrant agreement.

The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

The additional 62,413 of warrants to purchase Common Shares outstanding as of July 31, 2025, were issued as part of the Amended Loan Agreement on December 22, 2023, have an exercise price of $7.21, are exercisable at any time beginning on December 22, 2023, and expire on December 22, 2030, or seven years from the issuance date. The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Please refer to Note 10, Share-Based Compensation, below for the summary of the Common Shares reserved for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under and outside the Company's Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan.

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

As of July 31, 2025, inclusive of (i) the common shares subject to the outstanding grants under the prior plans, and (ii) 2,548,833 Common Shares added on January 2, 2025 under the Evergreen Provision, there were 9,564,060 of Common Shares reserved for issuance under the Plan and there are 2,812,856 shares remaining for issuance.

2025 Employee Stock Purchase Plan

On June 10, 2025, at its 2025 Annual General Meeting of shareholders, the shareholders of enGene Holdings Inc. approved the adoption of the 2025 Employee Stock Purchase Plan (the "ESPP”), pursuant to which 2,000,000 common shares of the Company, no par value, will be reserved for issuance. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date and is subject to change by a Plan Administrator prior to each purchase period. As of July 31, 2025, there were no shares issued and 2,000,000 shares remained available for issuance.

Inducement Grants

The Company may grant inducement equity award consisting of a non-qualified stock option to purchase Common Shares to newly hired employees an inducement material to the employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4) and was granted outside of the 2023 Plan. During the three and nine months ended July 31, 2025, the Company granted 546,650 and 1,051,600, respectively, of non-qualified stock options as inducement equity awards. During the three and nine months ended July 31, 2024, the Company granted 1,250,000 of non-qualified stock options as inducement equity awards. As of July 31, 2025, 312,500 of the inducement grant awards have vested, 37,200 have been forfeited and none have expired, and all options remain outstanding.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of July 31, 2025, and October 31, 2024, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under the 2023 Plan and options granted outside of the 2023 Plan as part of the inducement grants:

	July 31,	October 31,
	2025	2024
Warrants to purchase common shares	8,511,968	8,511,968
Incentive options to purchase common shares	6,751,247	4,391,512
Inducement grant stock options	2,657,400	1,643,000
Remaining shares reserved for future issuance under the equity plans	2,812,856	2,752,889
Remaining shares reserved for future issuance under ESSP	2,000,000	—
Total	22,733,471	17,299,369

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the three and nine months ended July 31, 2025 and 2024 are summarized below:

	Three months ended July 31,		Nine months ended July 31,
	2025	2024	2025	2024
Expected term (in years)	5.5-6.08	5.51 - 6.08	5.5-6.08	5.51 - 6.08
Expected volatility	79.13-83.53%	81.64 - 82.33%	79.13-83.53%	78.24 - 82.33%
Risk-free interest rate	4.06 - 4.14%	4.16 - 4.22%	4.0-4.49%	4.16 - 4.66%
Expected dividend yield	—	—	—	—
Fair value of common shares and exercise price of options (USD)	$3.31-3.83	$8.65 - 9.00	$3.31-7.39	$7.66 - 17.80

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price (USD)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2024	6,034,512	$6.88	7.4	$17,809
Granted	4,268,925	6.35
Exercised	(129,131)	1.78
Forfeited or expired	(765,659)	10.19
Outstanding as of July 31, 2025	9,408,647	$6.49	7.9	$4,130
Options vested and exercisable as of July 31, 2025	3,516,834	$4.81	5.4	$3,876
Options unvested as of July 31, 2025	5,891,813	$7.49	$9.3	$254

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting date.

The weighted-average grant-date fair value per share of share options granted during the three months ended July 31, 2025 and 2024 was $2.53 and $6.38, respectively. The weighted-average grant-date fair value per share of share options granted during the nine months ended July 31, 2025 and 2024, was $4.59 and $7.48, respectively.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Research and development	$854	$776	$2,367	$1,306
General and administrative	1,727	684	4,673	2,362
Total share-based compensation expense	$2,581	$1,460	$7,040	$3,668

As of July 31, 2025, there was $30.1 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.2 years.

11.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented, retrospectively restated to reflect the exchange of shares upon the close of the reverse recapitalization:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common shareholders, basic and diluted	$28,991	$14,148	$79,422	$39,843
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	51,097,711	44,168,986	51,031,618	35,564,767
Net loss per common share, basic and diluted	$0.57	$0.32	$1.56	$1.12

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders for the three and nine months ended July 31, 2025 and 2024 because including them would have had an anti-dilutive effect:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Warrants to purchase common shares	8,511,968	8,511,968	8,511,968	8,511,968
Options to purchase common shares	9,408,647	5,525,385	9,408,647	5,525,385
Total	17,920,615	14,037,353	17,920,615	14,037,353

12.
Income Taxes

During the three months ended July 31, 2025 and 2024, the Company recorded $239 thousand in income tax expense and $29 thousand in income tax benefit, respectively. During the nine months ended July 31, 2025 and 2024, the Company recorded $497 thousand in income tax expense and $38 thousand in income tax benefit, respectively.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of July 31, 2025, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

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

On January 1, 2024, enGene USA entered into a lease agreement, in which the Company is sub-leasing approximately 6,450 square feet of office space located at 200 Fifth Avenue, Waltham, MA. The Company will make an aggregate amount of base rental payments of $0.5 million under the initial term of the lease, which is set to expire on December 30, 2026 and does not have an option to renew. Upon commencement, the Company recognized an initial lease liability and corresponding right of use asset of $0.4 million.

On June 4, 2025, enGene USA, Inc entered into a lease agreement, pursuant to which the Company agreed to lease approximately 26,335 square feet of office space located at 99 High Street, Boston, Massachusetts. The Company is expected to make an aggregate amount of base rental payments of $10.6 million, under the initial term of the lease, which is set to expire in November 2030. In connection with the lease, enGene Holdings Inc. has delivered a guaranty, dated June 4, 2025, pursuant to which the Company guaranteed enGene USA's payment and performance. The lease commenced in June 2025 and upon commencement, the Company recognized an initial lease liability of $6.4 million and corresponding right of use asset of $6.5 million.

During the three and nine months ended July 31, 2025 and 2024, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2025	2024	2025	2024
Lease Cost:
Operating lease cost	$438	$117	$668	$326
Variable operating lease cost	—	—	—	24
Total operating lease cost	$438	$117	$668	$350

Maturities of the Company's operating lease liabilities as of July 31, 2025 are as follows:

2025	$115
2026	2,195
2027	2,395
2028	2,413
2029	2,461
Thereafter	3,604
Total	13,183
Less: Interest	(4,924)
Total lease liability	$8,259

14.
Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of July 31, 2025, and October 31, 2024, there were no such matters which would have a material impact on the Company’s financial results.

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

15.
Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. The Company concluded that no subsequent events have occurred that require disclosure.

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

Detalimogene is being evaluated in the ongoing combined Phase 1/2 open-label, multi-cohort study, referred to as “LEGEND”. LEGEND’s Phase 2 pivotal cohort (cohort 1) consists of approximately 100 patients with BCG-unresponsive NMIBC with CIS (with or without papillary disease) and is designed to serve as the basis of our planned biologics license application, if the data are positive. In addition to this pivotal cohort, LEGEND includes three additional cohorts, cohort 2a for patients with BCG-naïve NMIBC with CIS, cohort 2b for patients with BCG-exposed NMIBC patients with CIS; and cohort 3 for patients with BCG-unresponsive NMIBC who have papillary-only disease (i.e., no CIS). In addition, our preclinical research is focused on expanding the cancer indications that can be treated with detalimogene as well as discovering new opportunities to apply our DDX technology platform to treat other indications with high unmet medical needs.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for our primary program, detalimogene voraplasmid, or detalimogene. We do not have any products approved for sale and have not generated any revenue from product sales. We operate as a single operating segment focused on research, discovery, and clinical development of detalimogene. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through PIPE financings, offering debt arrangements, and issuance of warrants.

We have never been profitable and have incurred net losses since inception. Our net loss was $29.0 million and $79.4 million for the three and nine months ended July 31, 2025 and $14.1 million and $39.8 million for the three and nine months ended July 31, 2024, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the ongoing LEGEND study of detalimogene, including the pivotal cohort of patients with BCG-unresponsive NMIBC, to completion; execute on our plan to file a Biologics License Application with the FDA in 2H 2026; and pursue potential pipeline expansion via additional detalimogene development opportunities and other compounds. In addition, we expect to incur significant expenses as we establish medical affairs, sales, marketing and distribution infrastructure and capabilities to support the potential commercial launch of detalimogene and significant additional commercialization-related expenses, if and when detalimogene is approved. As a result, we expect to need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, or other capital sources, which could include potential collaboration agreements, strategic alliances, or licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

As of July 31, 2025, we had $224.9 million in cash, cash equivalents and marketable securities. We believe that our existing cash and cash equivalents as of July 31, 2025 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, and as such there is no assurance that we will be able to do so in the future. Refer to “Liquidity and Capital Resources” section below.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of July 31, 2025 and October 31, 2024, we have recorded a full valuation allowance against our deferred tax assets.

Critical Accounting Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 31, 2024. There were no material changes to our critical accounting policies through July 31, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2024.

Results of Operations

Comparison of the three and nine months ended July 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended July 31,			Nine Months Ended July 31,
	2025	2024	Change	2025	2024	Change
Operating expenses:
Research and development	$22,575	$11,549	$11,026	$62,758	$27,042	$35,716
General and administrative	7,372	5,210	2,162	20,926	17,800	3,126
Total operating expenses	29,947	16,759	13,188	83,684	44,842	38,842
Loss from operations	29,947	16,759	13,188	83,684	44,842	38,842
Other expenses (income), net:
Interest income	(2,233)	(3,380)	1,147	(7,451)	(7,389)	(62)
Interest expense	758	751	7	2,244	2,042	202
Loss on extinguishment of debt	—	—	—	—	366	(366)
Other expense (income), net	280	47	233	448	20	428
Total other income, net	(1,195)	(2,582)	1,387	(4,759)	(4,961)	202
Net loss before income tax	28,752	14,177	14,575	78,925	39,881	39,044
Provision for (recovery of) income tax	239	(29)	268	497	(38)	535
Net loss	$28,991	$14,148	$14,843	$79,422	$39,843	$39,579

Research and Development expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended July 31,			Nine Months Ended July 31,
	2025	2024	Change	2025	2024	Change
Direct costs:
Detalimogene	$15,641	$8,750	$6,891	$44,105	$17,917	$26,188
Preclinical programs	153	315	(162)	530	667	(137)
Total direct research and development expenses	15,794	9,065	6,729	44,635	18,584	26,051
Indirect costs:
General research and platform personnel related costs	5,751	2,281	3,470	15,405	7,461	7,944
Unallocated laboratory, facility support and patent costs	1,030	203	827	2,718	997	1,721
Total indirect research and development expenses	6,781	2,484	4,297	18,123	8,458	9,665
Total research and development expenses	$22,575	$11,549	$11,026	$62,758	$27,042	$35,716

Research and development expenses increased by $11.0 million from $11.5 million for the three months ended July 31, 2024 to $22.6 million for the three months ended July 31, 2025. This increase was attributable to the following:

•
a $6.9 million increase in detalimogene direct expense as a result of our increasing manufacturing and clinical activities to advance our LEGEND study of detalimogene, as well as in preparation for our planned Biologics License Application submission;
•
a $3.5 million increase in personnel-related costs as the Company hired a number of key personnel to ramp up its clinical operations, quality, medical affairs and manufacturing functions to support our LEGEND study of detalimogene; and
•
a $0.8 million increase in unallocated laboratory, facility support and patent costs as the Company focuses to advance the clinical and preclinical pipelines.

Research and development expenses increased by $35.7 million from $27.0 million for the nine months ended July 31, 2024 to $62.8 million for the nine months ended July 31, 2025. This increase was attributable to the following:

•
a $26.2 million increase in detalimogene direct expense as a result of our increasing clinical and manufacturing activities to advance our LEGEND study of detalimogene, as well as in preparation for our planned Biologics License Application submission;
•
a $7.9 million increase in personnel-related costs as the Company hired a number of key personnel to ramp up its clinical operations, quality, medical affairs and manufacturing functions to support our LEGEND study of detalimogene; and
•
a $1.7 million increase in unallocated laboratory, facility support and patent costs as the Company focuses to advance the clinical and preclinical pipelines.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended July 31,			Nine Months Ended July 31,
	2025	2024	Change	2025	2024	Change
Personnel-related expenses	$4,608	$3,110	$1,498	$13,030	$7,362	$5,668
Professional fees	1,150	489	661	3,298	4,566	(1,268)
Patent maintenance and legal fees	693	528	165	2,265	3,397	(1,132)
Other expenses	921	1,083	(162)	2,333	2,475	(142)
Total general and administrative expenses	$7,372	$5,210	$2,162	$20,926	$17,800	$3,126

General and administrative expenses increased by $2.2 million from $5.2 million for the three months ended July 31, 2024 to $7.4 million for the three months ended July 31, 2025. This increase was primarily attributable to the following:

•
a $1.5 million increase in personnel-related expenses driven by the hiring of key general and administrative personnel; and
•
a $0.7 million increase in professional fees driven by the preparations for commercialization.

General and administrative expenses increased by $3.1 million from $17.8 million for the nine months ended July 31, 2024 to $20.9 million for the nine months ended July 31, 2025. This increase was primarily attributable to the following:

•
a $5.7 million increase in personnel-related expenses driven by the hiring of key general and administrative personnel; partially offset by
•
a $1.3 million decrease in professional fees driven by the transition of work to internal resources and higher costs in 2024 due to accounting and finance fees to support the first year operating as a public company;
•
a $1.1 million decrease in legal fees due to legal review of the PIPE financing and debt agreements and Form S-1 in 2024; and
•
$0.1 million decrease in other expenses primarily related to timing of office expenses associated with new lease.

Other Expense (Income), Net

Other income decreased by approximately $1.4 million from income of $2.6 million for the three months ended July 31, 2024 to income of $1.2 million for the three months ended July 31, 2025, primarily due to a $1.1 million decrease in interest income earned in the current period and $0.2 million increase in other expense primarily related to foreign currency fluctuations.

Other income decreased by approximately $0.2 million from income of $5.0 million for the nine months ended July 31, 2024 to income of $4.8 million for the nine months ended July 31, 2025, primarily due to a $0.2 million increase in interest expense on a larger debt balances and $0.4 million increase in other expense primarily related to foreign currency fluctuations partially offset by the $0.4 change on loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of July 31, 2025, we had cash, cash equivalents and marketable securities of approximately $224.9 million, and we had an accumulated deficit of $334.2 million. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through PIPE financings, offering debt, and issuance of warrants.

Based on our current operating plans, we expect our cash, cash equivalents and marketable securities as of July 31, 2025 will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report, without giving effect to $27.5 million we may be eligible to drawdown further under our debt facility with Hercules and the $100.0 million limit under our Open Market Sale Agreement with Jefferies LLC, which was entered into on December 20, 2024. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

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

Cash Flows

Comparison of the nine months ended July 31, 2025 and 2024

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended July 31,
	2025	2024
Net cash used in operating activities	$(74,277)	$(28,713)
Net cash used in investing activities	(65,638)	(687)
Net cash provided by financing activities	(467)	205,556
Effect of exchange rate changes on cash	1	1
Net increase in cash and cash equivalents	$(140,381)	$176,157

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended July 31, 2025 was $74.3 million and was primarily due to our net loss of $79.4 million, partially offset by adjustments for non-cash charges totaling $5.5 million. Further changes were driven by a $0.4 million decrease in net working capital adjustments.

Net cash used in operating activities for the nine months ended July 31, 2024 was $28.7 million and was primarily due to our net loss of $39.8 million, partially offset by adjustments for non-cash charges totaling $5.0 million. Further changes were driven by the receipt of a $2.1 million refundable investment tax credit and a $4.0 million increase in net working capital adjustments.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the nine months ended July 31, 2025 and 2024 was $65.6 million and $0.7 million, respectively, consisting of net purchases of marketable securities and property and equipment.

Net Cash Provided by Financing Activities

Net cash used by financing activities for the nine months ended July 31, 2025 was $0.5 million resulting from $0.7 million repayment of the Term Loan which was partially offset by the proceeds from exercise of stock options of $0.2 million.

Net cash provided by financing activities for the nine months ended July 31, 2024 was $205.6 million, primarily resulting from $200.0 million received from the February 2024 PIPE financing, which was partially offset by $12.4 million of issuance costs associated with the February 2024 PIPE financing, $22.5 million received from the Term Loan, which was offset by $9.4 million in principal repayments of the Prior Term Loan, $6.0 million from exercise of common share warrants, offset by $0.6 million in debt issuance costs paid as part of the Term Loan, and $0.6 million of SPAC transaction costs paid during the nine months ended July 31, 2024.

Contractual Obligations and Other Commitments

Notes Payable

The Company has entered into a debt facility with Hercules, under which we have drawn $22.5 million and may be able to draw an additional $27.5 million, subject to the terms and conditions of the Hercules Term Loan. Refer to disclosures in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for the terms and conditions of the Hercules debt facility, as well as the estimated cashflow payment requirements needed to satisfy the Company’s debt obligations as of July 31, 2025.

License Agreement with Nature Technology Corporation

On April 10, 2020, we entered into the License Agreement with NTC pursuant to which NTC granted us a worldwide non-exclusive, royalty-bearing and sublicensable license to certain patents and know-how relating to the Nanoplasmid™ vector backbone that is used in detalimogene voraplasmid to research, develop, make, use, import, sell and offer and sell, any gene and cell therapy products incorporating the Nanoplasmid™ vector backbone (excluding any such products in the field of dermatology). Unless terminated earlier, the License Agreement will continue until no valid claim of any licensed patent exists in any country. We can voluntarily terminate the License Agreement with prior notice to NTC. During the three and nine months ended July 31, 2025 and 2024, the Company paid NTC $13 and $38 thousand related to the annual maintenance fee under the terms of agreement, respectively

For a more detailed description of this agreement, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Lease Obligations

Our leases are comprised of all operating leases for Montreal, Canada, Boston, MA USA and Waltham, MA USA office space and Montreal, Canada lab space. Please refer to Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for expenses related to the lease obligations in the three and nine months ended July 31, 2025, future payment requirements, and the guaranty obligations under the lease agreements.

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

The Company does not have material capital expenditure commitments as of July 31, 2025.

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

Outstanding Share Data

As of September 10, 2025, we had 51,191,771 Common Shares issued and outstanding, outstanding warrants to purchase an additional 8,449,555 Common Shares, outstanding stock options to purchase an additional 9,322,091 Common Shares and outstanding ESPP to purchase an additional 2,000,000 Common Shares. The warrants amount listed in the foregoing sentence excludes the Hercules Common Share Warrants (as described above in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report).

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

As discussed in our Annual Report on Form 10-K for the year ended October 31, 2024, the Company previously concluded that material weaknesses, as defined under the Exchange Act, existed in our internal control over financial reporting for each of the fiscal years ended 2024, 2023 and 2022. Although certain of these material weaknesses were remediated as of October 31, 2024, three of these material weaknesses remain outstanding as of July 31, 2025.

Based on our assessment, our management, including our principal executive officer and our principal financial officer, concluded that, as of July 31, 2025, our disclosure controls and procedures were not effective due to the remaining unremediated material weaknesses in internal controls over financial reporting, as further described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The following three material weaknesses in internal control over financial reporting remain unremediated as of July 31, 2025:

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

Remediation Efforts

In response to the remaining material weaknesses described above, the Company is undertaking ongoing remediation efforts and implemented the following to address the material weaknesses:

•
established adequate review and approval processes and procedures based on roles and responsibilities of each team member;
•
implemented a risk assessment over financial reporting controls;

•
designed and implemented policy, procedures and controls around key business and financial reporting process;
•
enhanced software tools with adequate set up to ensure segregation of duties; and
•
engaged a professional accounting services firm to help with the documentation and assessment of our internal controls for complying with the Sarbanes-Oxley Act.

The Company has made significant progress in enhancing its internal controls over financial reporting. As part of our ongoing remediation efforts, we are actively testing the design and operational effectiveness of these controls.

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

Changes in Internal Control over Financial Reporting

Other than the items discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended July 31, 2025, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1

99 High Street Office Lease, dated June 4, 2025, by and between 99 High Street Owner LLC and enGene USA, Inc. (incorporated by reference to Exhibit 10.1 of enGene's Current Report on Form 8-K filed with the SEC on June 9, 2025).

10.2

Lease Agreement Guaranty, dated June 4, 2025, by enGene Holdings Inc. in favor of 99 High Street Owner LLC (incorporated by reference to Exhibit 10.2 of enGene's Current Report on Form 8-K filed with the SEC on June 9, 2025).

10.3

Employment Agreement, dated May 21, 2025, by and between enGene USA, Inc. and Amy Pott (incorporated by reference to Exhibit 10.2 of enGene's Quarterly Report on Form 10-Q filed with the SEC on June 12, 2025).#

10.4

Amended Employment Agreement, dated June 10, 2025, by and between enGene USA, Inc. and Ryan Daws (incorporated by reference to Exhibit 10.3 of enGene's Quarterly Report on Form 10-Q filed with the SEC on June 12, 2025).#

10.5	enGene Holdings Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of enGene's Current Report on Form 8-K filed with the SEC on June 10, 2025).
10.6*	Employment Agreement, dated July 8, 2025, by and between enGene USA, Inc. and Jill Buck
10.7*	Employment Agreement, dated July 8, 2025, by and between enGene USA, Inc. and Matthew Boyd
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enGene Holdings Inc.

Date: September 11, 2025	By:	/s/ Ronald H.W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer and President

Date: September 11, 2025	By:	/s/ Ryan Daws
Name: Ryan Daws
Title: Chief Financial Officer