Form 10-K
period 2025-10-31
enGene Holdings Inc.
filed 2025-12-22
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the registrant, based on the closing price of the Common Shares on The Nasdaq Stock Market LLC on April 30, 2025 was $154,176,366.

The number of the registrant’s Common Shares outstanding as of December 17, 2025 was 66,984,661.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of enGene Holdings Inc. to be filed for its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
our ability to maintain the listing of the Company’s common shares (“Common Shares”) and warrants to purchase Common Shares (“Warrants”) on The Nasdaq Capital Market (“Nasdaq”) or another national securities exchange;
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
•
we are able to enroll, in a timely manner, a sufficient number of patients in each cohort of the Phase 2 LEGEND trial to assess the efficacy and safety of detalimogene including the cohorts with the BCG-naïve patient population, the BCG-exposed patient population and the BCG-unresponsive, papillary-only Ta/T1 disease;
•
we are able to file our planned Biologics License Application in second half of 2026 with the FDA for approval to market detalimogene in the United States as a monotherapy to treat BCG-unresponsive NMIBC with CIS;

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
•
the possibility that we may be adversely affected by changes in domestic and foreign laws and regulations, including but not limited to resultant changes in business, market, financial, political, legal or geopolitical conditions, including tariffs, economic sanctions and economic slowdowns or recessions, or prolonged government shutdowns or defunding, and;
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
•
If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the trading price of our common stock.
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
•
We depend on our executive team and key personnel, and if we lose one or more of our executive officers or key employees or are unable to attract and retain highly skilled employees, such events could harm our business.
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

Forbion European Acquisition Corporation (“FEAC”) was a special purpose acquisition company (“SPAC”), incorporated as a Cayman Island exempted company on August 9, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more business or entities. On October 31, 2023 (the “Closing Date”), the Company, FEAC, and enGene Inc., a subsidiary of the Company, consummated the merger (the “Reverse Recapitalization” or the “Business Combination”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”).

As a result of the Reverse Recapitalization, the Company became a publicly traded company and listed its Common Shares and Warrants on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively, commencing trading on November 1, 2023, with enGene Inc. continuing the existing business operations.

Overview

We are a clinical-stage biotechnology company mainstreaming genetic medicine through the delivery of therapeutics to mucosal tissues and other organs, with the goal of creating new ways to address diseases with high clinical needs, beginning with non-muscle invasive bladder cancer (NMIBC). We are developing non-viral genetic medicines based on our novel and proprietary dually derived chitosan, or “DDX”, gene delivery platform, which allows localized delivery of complex genetic cargos directly to mucosal tissues and other organs. Our lead product candidate, detalimogene voraplasmid, or detalimogene, formerly known as EG-70, is a therapy designed to promote a pro-inflammatory, anti-tumor microenvironment throughout the bladder urothelium. We believe this enables the immune system to durably clear the tumor and develop memory to resist recurrence. Because this treatment is designed to work by delivering genetic cargo to the broader tumor tissue environment rather than tumor cells specifically, we believe it has the potential to be utilized across a variety of tumor types. Currently, we are developing detalimogene as a monotherapy to treat non-muscle invasive bladder cancer (“NMIBC”) with carcinoma in situ (“CIS”) with or without concomitant papillary disease in patients that have been unresponsive to treatment with Bacillus Calmette-Guérin, or “BCG,” or what is referred to as “BCG-unresponsive NMIBC with CIS.” BCG is established as the first-line therapy for patients diagnosed with high-risk NMIBC; however, supply constraints have resulted in a shortage of BCG in the United States for over a decade. We are also exploring the clinical application of detalimogene to various additional NMIBC patient populations, namely, high-risk papillary-only BCG-unresponsive NMIBC (i.e., high-risk NMIBC without CIS), as well as high-risk BCG-naïve NMIBC patients with CIS and high-risk BCG-exposed NMIBC patients with CIS (i.e., patients who have not received an adequate course of BCG and who do not qualify as BCG-unresponsive in accordance with FDA and urology practice guidelines).

In NMIBC, carcinoma in situ, or CIS, is a flat, high-grade tumor that can invade the deeper layers of the bladder wall if left untreated. A “high-” or “low-” tumor risk describes the degree to which the tumor pathology appears more likely to grow quickly and invade non-cancerous tissue. NMIBC with CIS, which is high-risk, is typically initially treated with a solution containing the bacterium BCG that is instilled into the bladder multiple times over the course of several months. Despite high initial response rates to this treatment, many of these patients will experience a recurrence that is unresponsive to additional BCG, allowing the cancer to spread throughout, and deeper into, the bladder, often requiring surgical removal of the bladder (this procedure is called a radical cystectomy). We believe patients with BCG-unresponsive NMIBC with CIS are currently underserved with limited FDA-approved treatment options, and that there is a market opportunity for detalimogene as a monotherapy for patients with this condition. While the potential market for detalimogene may not ultimately be limited to these patients, that is our current initial focus in working to bring detalimogene to market.

Within the United States, we estimate that there are approximately 85,000 new patients each year diagnosed with bladder cancer, of which up to 80% present with non-muscle invasive disease. Bladder cancer also poses a long-term management burden with an estimated 730,000 people living with disease. See “— Lead Product Candidate and Pipeline Development — Lead Program: NMIBC Background and Unmet Need” for further information.

Detalimogene is currently being studied in a combined Phase 1/2 open-label trial, referred to as “LEGEND” (ClinicalTrials.gov identifier NCT04752722). The Phase 2 portion of LEGEND is comprised of three cohorts: Cohort 1 is a pivotal cohort studying detalimogene in patients with high-risk BCG-unresponsive NMIBC with CIS with or without concomitant papillary disease for which we have completed enrollment with 125 patients; Cohort 2 is evaluating detalimogene in patients with high-risk BCG-naïve NMIBC with CIS (Cohort 2a, with 30 enrolled patients as of November 11, 2025) and patients with high-risk BCG-exposed NMIBC with CIS

(Cohort 2b, with 45 enrolled patients as of November 11, 2025); and Cohort 3 is evaluating detalimogene in patients with high-risk BCG-unresponsive NMIBC who have papillary disease only (i.e., no CIS, with 36 enrolled patients as of November 11, 2025). In addition, our preclinical research is focused on expanding the cancer indications that can be treated with detalimogene as well as discovering new opportunities to apply our DDX technology platform to treat other indications with high unmet medical needs.

Our Competitive Strengths

•
Detalimogene Product Candidate Demonstrated Compelling Preliminary Data in Phase 2 of LEGEND — We are developing detalimogene, which has received FDA Regenerative Medicines Advanced Therapy (RMAT) and Fast Track designations, as a monotherapy for patients with BCG-unresponsive NMIBC with CIS who we believe are underserved with limited FDA-approved treatment options. In addition, the LEGEND study has been selected for the U.S. Food and Drug Administration’ (“FDA”) Chemistry, Manufacturing, and Controls (“CMC”) Development and Readiness Pilot (“CDRP”) Program. We have released preliminary data from the pivotal arm of the LEGEND study (Cohort 1) on two occasions; the first occasion in which we released Phase 2 LEGEND Cohort c1 data (cut-off date of September 13, 2024) demonstrated that detalimogene was generally well-tolerated across all patients dosed, with no patients experiencing a Grade 3, 4 or 5 treatment-related adverse event (“TRAE”) and no drug-related discontinuations. Based on preliminary data corresponding to the September 13, 2024 data cut-off, detalimogene also demonstrated promising clinical activity. Across 21 patients included in the preliminary data, a 71% complete response rate (“CR” rate) at any time was observed (15/21), along with a 3-month CR rate of 67% (14/21), a 6-month CR rate of 47% (8/17), and a 6-month Kaplan-Meier CR rate estimate of 51%. Our most recent data update (released on November 11, 2025 and reflective of an October 24, 2025 data cut-off) provided an updated view of preliminary activity and tolerability following implementation of a protocol amendment designed to better align LEGEND with the standard of care amongst urological practitioners treating NMIBC with CIS. Among patients treated under the amended protocol, 62% of patients remained in CR at six months after initiation of treatment, with all evaluable patients at nine months also demonstrating continued CR. Detalimogene continued to demonstrate a generally well-tolerated safety profile in Cohort 1, with treatment-related adverse events primarily Grades 1–2 in severity and a limited number of Grade 3 events, and no Grade 4 or Grade 5 TRAEs reported at the time of data cut-off. We believe these updated results illustrate the intended benefits of the protocol amendments.
•
Product Profile Tailored to the Practical Needs of Clinicians and Patients — Gene therapy and genetic medicines products, such as oncolytic viruses, have historically been associated with specific handling or dosing requirements designed for safety reasons to minimize patient, physician, or environmental exposure or risk. These can include use of enhanced personal protective equipment during preparation and administration, required virucidal decontamination of drug product-exposed bodily fluids, such as urine, after exposure to the genetic medicine product, preparative treatment of tissues with a solvent or wash agent, enhanced refrigeration/cold chain on-site storage requirements, and guidance to avoid close personal contact with the patient during the treatment period. By contrast, we believe detalimogene can be handled in accordance with biosafety level 1 guidelines, should not require the aforementioned precautions in handling or decontamination of fluids or bodily surfaces following dosing when handled in accordance with most institutional or standardized guidelines, and has no ultra cold chain on-site storage requirements. We believe these product characteristics, among others, will position detalimogene, if approved, as a preferred choice among both physicians and patients.
•
“Pipeline-in-a-Product” Potential — Through the combined data generated in the LEGEND study and corresponding preclinical studies, we have demonstrated that detalimogene is able to traverse the mucosal barrier and transfect the underlying epithelial tissues, drive expression of multiple cargos in transfected tissues, and simultaneously activate multiple arms of the immune system. We have further demonstrated in preclinical models the potential for expanding detalimogene to treat solid tumors.
•
Scalable, Proprietary Manufacturing Process — We developed the DDX platform in-house, and in addition, have developed manufacturing processes to produce detalimogene that we believe are robust, cost-effective, and scalable. These manufacturing processes, which involve incorporation of plasmid DNA with the DDX carrier at a defined concentration and mixing rate using commercially available equipment, are patent-protected and involve proprietary know-how. We also have a global, royalty-bearing, non-exclusive license to use certain patents and know-how relating to a proprietary plasmid DNA backbone for high-yield production and efficient transgene expression in target tissues. We believe we have scaled up our manufacturing processes to a level that will be able to meet the needs of a potential commercial launch for detalimogene. We believe our manufacturing process is in accordance with current Good Manufacturing Practice (cGMP) and quality system regulations for drugs and biologics.
•
Proprietary “Next-Generation” DDX Platform — We believe our DDX platform has the potential to be the next-generation platform that takes genetic medicine beyond rare diseases and into the mainstream of patient care for larger disease indications. The platform has a high degree of payload flexibility, including the ability to conveniently deliver multiple genes (including DNA and RNA) in a single drug product, and has been demonstrated in preclinical animal and in vitro models to effectively induce expression of therapeutic genes in mucosal tissues following delivery to the urinary tract, lung, and gastrointestinal tract, among other organs, all without integration of the genetic cargo into the host’s genomic DNA. We believe products developed using the DDX platform can overcome many of the significant challenges that have historically faced genetic medicines, including immunogenicity, safety concerns, limited efficacy, high cost of goods, lack of commercially viable manufacturing technology, limited ability to effectively target localized diseases, systemic toxicity, and difficulties with effective administration.
•
Experienced Management Team — Our management team has extensive experience across oncology, urology and multiple other therapeutic areas and modalities and is well-equipped to lead our drug development and commercialization efforts.

Our Strategy

•
Focus on advancing our lead product candidate detalimogene through late-stage clinical development and seek regulatory marketing approval in the United States. We are focused on bringing detalimogene to market as a monotherapy for patients with BCG-unresponsive NMIBC with CIS who we believe are currently underserved by the recommended standard-of-care of radical cystectomy, a major surgery that carries a high mortality rate, a reduced quality of life, and other significant negative clinical outcomes. In response to this urgent unmet need, the FDA has issued guidance and subsequently updated and maintained this guidance for the design of clinical studies for development of novel NMIBC treatments for patients with CIS who are unresponsive to BCG, with a goal of encouraging development of alternative treatments to this drastic surgery. We have followed this guidance and discussed our detalimogene development plan with the FDA and, after these discussions, the FDA cleared us to initiate the Phase 2 portion of the LEGEND clinical trial, including the pivotal portion (Cohort 1). We currently plan to file a Biologics License Application (“BLA”) with the FDA in the second half of 2026 for approval to market detalimogene in the United States as a monotherapy for BCG-unresponsive NMIBC with CIS, and we believe detalimogene’s product profile will integrate seamlessly into community urology clinics where the vast majority of urologists practice.
•
Build a fully integrated company by independently commercializing approved products in indications and key geographies where we believe we can maximize the value of detalimogene and any other product candidates we develop. We currently own all development and commercialization rights for our detalimogene. To bolster our potential return on investment, we currently plan to retain commercial rights to detalimogene in the United States and to commercialize detalimogene independently, while selectively partnering outside of the United States, with the goal of leveraging a potential partner’s regional expertise and existing sales force to the extent appropriate.
•
Explore additional clinical applications of detalimogene within high-risk NMIBC. Given the persistent high unmet need in high-risk NMIBC outside of the BCG-unresponsive population with CIS, the Phase 2 LEGEND trial is also assessing detalimogene in other indications such as BCG-Naïve NMIBC with CIS, BCG-exposed NMIBC with CIS, and BCG-unresponsive, papillary-only NMIBC.
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
•
Apply our proprietary DDX platform to other mucosal tissues. We believe that our clinical data to date demonstrate the value and breadth of our DDX platform in delivering genetic medicines to mucosal tissues, especially when combined with our preclinical proof-of-concept studies. We believe this could allow us to use our DDX platform to develop safe and effective new agents beyond detalimogene, thereby unlocking better outcomes for historically difficult-to-treat conditions. Our belief is driven by our DDX platform’s numerous advantages and points of differentiation relative to other approaches to genetic medicine, which we believe will enable us to apply such medicines beyond their traditional tissues of application such as the liver, muscle, and central nervous system. Importantly, we have also developed a streamlined, end-to-end cGMP manufacturing process that we believe can support commercial launch of detalimogene and can be readily applied to new drug products.

Lead Product Candidate and Pipeline Development

Our lead product candidate is detalimogene voraplasmid, which we are developing as a monotherapy for the treatment of NMIBC via the LEGEND study, a multi-cohort Phase 2 open-label study comprised of single-arm cohorts (ClinicalTrials.gov identifier NCT04752722). Cohort 1 of LEGEND, which has enrolled BCG-unresponsive NMIBC patients with CIS, is pivotal, and we plan to incorporate the data from this study in a BLA that we plan to submit no later than immediately following the conclusion of the Phase 2 portion of Cohort 1. In addition to this pivotal cohort, LEGEND has two additional cohorts and three patient groups: Cohort 2a is evaluating detalimogene in patients with BCG-naïve NMIBC with CIS; Cohort 2b is evaluating detalimogene in patients with BCG-exposed NMIBC with CIS; and Cohort 3 is evaluating detalimogene in patients with BCG-unresponsive NMIBC who have papillary disease only (i.e., no CIS).

The following chart shows the enrollment status of each LEGEND cohort as of November 11, 2025, the date of our most recent LEGEND trial update:

All NMIBC cohorts refer to high-risk NMIBC unless otherwise specified.

Detalimogene voraplasmid Mechanism of action

Detalimogene consists of a small plasmid DNA encapsulated in nanoparticles using enGene’s proprietary DDX carrier. These nanoparticles are further coated with a modified polyethylene glycol (PEG) polymer, forming a reversible PEG corona that enhances diffusion through the glycosaminoglycan layer that lines the bladder wall while preserving the particles’ potency. Detalimogene is formulated as an aqueous nanoparticle dispersion in mannitol, then filter-sterilized and lyophilized into a dry powder that can be stably stored under standard refrigeration or freezing conditions.

The DDX delivery vehicle is a novel chemical entity proprietary to enGene. It consists of a highly derivatized short-chain chitosan polymer which complexes with DNA to form consistent nanoparticles. The plasmid DNA drug substance encodes three distinct genes: a single-chain interleukin-12 (IL-12) protein and two non-coding RNAs, eRNA11a and VA1, which together activate the retinoic acid-inducible gene I (RIG-I) pathway. The coordinated effects of IL-12 secretion and RIG-I activation stimulate both innate and adaptive immunity, establishing a pro-inflammatory, tumor-killing environment:

Mechanistically, detalimogene’s dual RIG-I agonists work by initiating a signaling cascade that results in the production of Type I interferons (IFN) and proinflammatory cytokines upon recognizing certain double stranded RNA molecules typically associated with cellular pathogens. This in turn stimulates a potent inflammatory response that results in direct tumor cell killing, cytokine-mediated activation of innate immune cells, and the recruitment and cross-priming of T cells. Detalimogene’s third genetic cargo, IL-12, is an immunomodulatory cytokine that signals primarily through the IL-12 receptor complex, which is expressed on natural killer (NK), NK-T, and activated effector CD4+ and CD8+ T cells. For these cells, receptor engagement of IL-12 enhances cytotoxicity, e.g., by driving T cell proliferation, polarization to a type 1 helper (Th1) phenotype, and interferon-gamma (IFNg) production. In summary, the activation of RIG-I is intended to induce an innate immune response that will trigger T cell recruitment and cross-presentation of tumor antigens to T cells through induction of mediators such as C-X-C motif chemokine ligand 10 (CXCL10) and Type I IFNs, respectively. The expression of the IL-12 protein is intended to synergistically augment the anti-tumor activity of indwelling effector T cells. Together, RIG-I agonism and IL-12 receptor stimulation function in a two-step mechanism to recruit and activate immune cells to the tumor microenvironment (“TME”). Importantly, detalimogene does not need to transfect tumor cells specifically to drive the above effects and can exert its anti-tumor effect by transfecting healthy epithelial cells within the tumor or bladder microenvironment. Importantly, we believe restricting expression of IL-12 to the bladder and tumor microenvironment yields meaningful safety advances. This is important as historically, clinical trials using systemic administration of IL-12 to treat various solid malignancies have resulted in severe dose-limiting toxicities, resulting in a marginal therapeutic index. We believe the clinical data observed to date demonstrate that coupling the potent stimulation of the innate immune system by RIG-I agonism and stimulation of the adaptive immune response by IL-12 provides robust and persistent anti-tumor activity.

Lead Program: NMIBC Background and Unmet Need

Disease Background

Bladder cancer represents a serious, life-threatening condition. Based on data reported through 2020, bladder cancer was projected to result in an estimated 2.7% of all cancer deaths in 2023 while comprising an estimated 4.2% of all new cancer cases according to the National Institute of Health. Overall, according to the American Cancer Society and the National Institute of Health, the chance men will develop this cancer during their life is about 1 in 28; for women, the chance is about 1 in 91. Fortunately, due to early warning signals such as hematuria (the presence of blood in the urine), many instances of bladder cancer are diagnosed while still localized to the bladder urothelium. These tumors, referred to as non-muscle invasive bladder cancer (NMIBC), represent approximately 80% of newly diagnosed bladder tumors.

Unmet Medical Need

When diagnosed at the non-muscle invasive stage, the goal of treatment is to prevent further tissue invasion (i.e., into the muscle layers of the bladder or beyond), thereby potentially reducing the intensity of needed treatment regimens (e.g., allowing local/intravesical treatment versus systemic/intravenous treatment), improving disease prognosis, and forestalling surgical bladder removal, if indicated. Since the 1970s, the primary therapy for high-risk NMIBC has been intravesical BCG therapy and/or transurethral resection of bladder tumor surgery (TURBT), despite the adverse effects of both treatment approaches. Due to the increased use of BCG in the high-risk setting and loss of several manufacturers of BCG, supply constraints have resulted in a shortage of BCG for commercial use. To manage the limited supply available in the United States, as of February 2019, the American Urological Association and their collaborative physician groups have introduced rationing guidelines that limit use of BCG to high-risk NMIBC patients only. This situation is projected to continue late into the current decade and has brought urgency to the unmet medical need for effective intravesical treatments for patients with high grade NMIBC, according to the American Urological Association.

We estimate that there are approximately 85,000 new patients each year diagnosed with bladder cancer in the United States, of which up to 80% are initially diagnosed with NMIBC. Within this group, we estimate approximately 30% present with high-risk NMIBC (where risk level describes the risk of disease progression to muscle invasion), 35% present with intermediate-risk disease, and 35% present with low-risk disease. NMIBC lesions are further characterized as CIS, Ta, and T1 based on their physical attributes. Ta and T1 lesions are papillary urothelial carcinomas which have not yet penetrated the muscle wall of the bladder. These tumor types are not mutually exclusive within the bladder; at any given time, an NMIBC patient can have papillary lesions only, CIS and papillary lesions, or CIS lesions only. In general, while most NMIBC patients respond favorably to treatment (e.g., transurethral resection of bladder tumor surgery (“TURBT”) and/or treatment with BCG), it is estimated that as many as 60% will experience a recurrence within one year, depending on the patient and tumor characteristics. For patients with BCG-unresponsive NMIBC, standard therapy has been radical cystectomy or treatment with systemic therapy, both of which have been associated with significant toxicities and complications, including a lower quality of life, and increased treatment-related morbidity and mortality. No salvage medical or intravesical treatments have been shown to have durable efficacy in BCG-unresponsive NMIBC patients and therefore, we believe there is an unmet medical need for novel non-systemic therapies to treat these patients. This recurrent population represents a population of patients with a need to keep their cancer from becoming invasive while being able to preserve their bladders.

Importantly, we believe that the frequency of newly incident high-risk NMIBC per year does not fully capture the number of patients living with this disease. This is because there are multiple channels through which a patient previously diagnosed with low- or intermediate-risk NMIBC may, through the course of their treatment and disease evolution, ultimately present with high-risk disease. For example, a patient whose tumor was initially diagnosed and treated as low- or intermediate-risk NMIBC may recur as high-risk NMIBC. Similarly, a patient treated for BCG-unresponsive high-risk NMIBC with CIS may recur a second time with another high-risk NMIBC lesion and be eligible for another round of treatment. Thus, we believe that the real-world high-risk NMIBC burden is best understood as a combination of both incident and prevalent disease. Unfortunately, for individuals with BCG-unresponsive NMIBC with CIS, which represents the focus of LEGEND’s pivotal cohort, FDA-approved non-surgical treatment options are few in number and each suffer from significant limitations.

Study Design

LEGEND is a Phase 1/2, open-label, multicenter global study with a pivotal Phase 2 study cohort focused on adult patients with NMIBC with CIS who have failed BCG therapy. The study consists of two phases, beginning with a (completed) Dose-Escalation Phase (Phase 1). The key objective for the Phase 1 portion of the study was evaluation of safety and tolerability and selection of a dose for the Phase 2 portion, and it was not designed to evaluate efficacy in a statistically meaningful way. While not statistically powered for efficacy, an evaluation of efficacy was a secondary objective, with a Phase 2 study to be conducted at the recommended dose. Eligible patients with BCG-unresponsive NMIBC with CIS were enrolled in Phase 1 and additional patients meeting these criteria were enrolled in Cohort 1 of Phase 2, which has now completed enrollment.

In addition to the pivotal cohort 1, the Phase 2 portion of LEGEND has two additional cohorts: Cohort 2 is evaluating detalimogene in patients with BCG-naïve NMIBC patients with CIS (Cohort 2a) and BCG-exposed NMIBC patients with CIS (Cohort 2b); and Cohort 3 is evaluating detalimogene in patients with BCG-unresponsive NMIBC who have papillary disease only (i.e., no CIS).

Phase 1

The Phase 1 portion of the study was an open-label, multi-dose study designed to evaluate the safety of detalimogene in high-risk BCG-unresponsive NMIBC patients with CIS, with or without co-occurring papillary disease, and to help determine an appropriate dose for the Phase 2 portion of LEGEND. This study enrolled a total of 24 patients across multiple dose groups.

Phase 1 Study Design

All patients in Phase 1 received at least one cycle of treatment with detalimogene. A cycle is 12 weeks or approximately three months in duration, which corresponds to the exploratory three-month efficacy endpoint of the Phase 1 study (see below). Those patients who experience CR or stable disease (“SD”) at the end of the first three-month treatment cycle could (in association and consultation with their physician) optionally elect to continue receiving treatment for up to a total of four cycles, provided they did not have progressive disease (“PD”) on evaluation for response at the end of each cycle. Patients who complete cycle 1 and the additional 3 cycles without PD are followed until PD or for approximately 2 years following their End-of-Treatment Visit, whichever occurs first. In general, we use the terminology “3-month,” “6-month,” “9-month,” and “12-month” timepoint to refer to 12-week, 24-week, 36-week, and 48-week timepoints, respectively. We use these terms interchangeably.

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

Phase 1 Results: Efficacy

Efficacy at 3 months was assessed by the standard three-criteria efficacy evaluation used for NMIBC, namely urinary cytology, cystoscopic appearance (i.e., an inspection with a cystoscope—a thin tube with video camera that is inserted into the bladder), and biopsy results of suspicious areas. Biopsies in the former area of CIS were required even if the appearance was normal. In Phase 1, patients without progressive disease were allowed to electively continue study drug after the 3-month visit. In total, 22 patients were dosed with the study drug and evaluable for efficacy at the 3-month visit. One patient included in evaluations for safety evaluation was excluded from efficacy.

Overall, across all doses, patients dosed with detalimogene achieved a CR, corresponding to a CR rate at any time of 73%. At the 3-month timepoint, this CR rate was 68%, with 82% of patients continuing to receive additional doses of the study drug beyond 3 months. The 6-month CR rate across all doses was 45%. Within the dose selected for the pivotal portion of the study, the CR rates at 3 and 6 months were 70% and 60%, respectively, with 90% of patients continuing on the study drug beyond 3 months.

Phase 2 Study Design

The Phase 2 portion of the study is open-label and is comprised of three independent single arm cohorts of patients. Cohort 1, the pivotal cohort, enrolled 125 patients with high-risk BCG-unresponsive NMIBC with CIS, with or without co-occurring papillary disease. Cohort 2 is evaluating detalimogene in high-risk, BCG-naïve NMIBC patients with CIS (Cohort 2a) or high-risk BCG-exposed NMIBC patients with CIS (Cohort 2b). Cohort 3 is evaluating detalimogene in high-risk BCG-unresponsive papillary only NMIBC patients. Although the treatment is the same for each cohort, an independent set of analysis will occur for each cohort. As of November 11, 2025, Cohorts 2a, 2b, and 3 had enrolled 30 patients, 45 patients, and 36 patients, respectively.

In Phase 2, treatment cycles are 12 weeks in duration and dosing occurs at weeks 1, 2, 5 and 6 of each 12-week cycle. Patients are administered 800µg/ml intravesically at each dosing. In addition to urine cytology and cystoscopic inspection, a bladder mapping biopsy to confirm a CR is required at the 12-month evaluation.

For all subsequent evaluation cycles beyond week 12 (e.g., weeks 24, 36, 48, and beyond), the presence of any high-risk tumor in the bladder will render a patient ineligible to continue on-study. More specifically, (i) patients with no evidence of high-risk tumor will be classified as in CR, remain on-study, and enter the next 12-week course of therapy as specified in the protocol, whereas (ii) patients with biopsy-confirmed evidence of CIS, high-risk Ta, or high-risk T1 disease or greater will be classified as non-CR and will discontinue the study. Patients who remain in CR at week 48 will enter maintenance treatment for up to four 12-week cycles through week 96. Maintenance treatment will consist of 2 detalimogene instillations per 12-week cycle, administered at week 1 and at week 2. Patients in CR at the end of the 8 cycles (week 96) can choose to continue in maintenance treatment for up to 4 more cycles (through week 144) or enter a follow-up period for quarterly visits (every 12 weeks) through week 144 or until non-response.

Phase 2 Study Endpoints

In the second half of 2025, following discussions with FDA, the Company announced the primary endpoint for Cohort 1 will change to percentage of patients with CR at any time, based on cystoscopic exam, urine cytology, and biopsies, from its previous primary endpoint of landmark CR rate at 48 weeks. This updated primary endpoint is consistent with recently approved products for BCG-unresponsive NMIBC registered with FDA. Key secondary endpoints include duration of response of the responding patients and percentage of patients with duration of response ≥1 year, CR rates at landmark timepoints, progression-free survival, and cystectomy-free survival.

Phase 2 Study: Preliminary Efficacy

On September 26, 2024, we shared preliminary data from the first 21 patients who had reached their 12-week evaluation in the ongoing pivotal cohort of the LEGEND study, including 17 patients who were also assessed at six months. The CR rate at any time was 71%, the CR rate at three months was 67% and the CR rate at six months was 47% (Kaplan Meier estimate of 51%). The data cut-off date was September 13, 2024.

Phase 2 Study: Preliminary Safety

Detalimogene’s overall tolerability profile as presented in September 2024 was favorable, and there were no drug-related discontinuations in the study as of this date. Of the 42 patients assessed for safety, inclusive of all Phase 2 cohorts, 48% experienced at least one treatment-related adverse event (TRAE), which were mainly Grade 1/2 in severity. The most common TRAEs were dysuria (21.4%), bladder spasm (19%), pollakiuria (11.9%) and fatigue (11.9%). There were no Grade 4 or Grade 5 TRAEs reported.

Phase 2 Study: Protocol Amendment

In conjunction with the preliminary data presented on September 26, 2024, we announced an important amendment to the LEGEND Phase 2 protocol that, among other changes, modified how patients are evaluated and treated at key points during the trial. The amended LEGEND protocol stipulates that patients who present with CIS plus T1 disease at screening must undergo an initial TURBT to remove the T1 lesion, followed by a secondary resection at the lesion site. Should residual T1 disease be present following the second resection, the patient is ineligible to enter the LEGEND trial. Regarding patient assessment at the end of the first 12-week cycle, patients will be evaluated as follows: (i) patients with no evidence of high-risk tumor will be classified as being in CR, will remain on-study, and will enter the next 12-week course of therapy; (ii) patients with disease that has not responded to therapy but not progressed in stage will be classified as not in CR, will have any papillary lesions resected via TURBT, will remain on-study, and will enter the next 12-week course of therapy; and (iii) patients with disease that has progressed in stage will be required to come off-study. If a patient is suspected of having persistent or recurrent disease at 6 months, or recurrent disease at 9 months, biopsy confirmation is required to remove a patient from the study.

Phase 2 Study: Updated Preliminary Efficacy

On November 11, 2025, the Company announced updated preliminary efficacy data from two patient subpopulations of the intent-to-treat ("ITT”) patient population of Cohort 1, which the Company defines as of (i) patients who received at least one dose of detalimogene and had at least one post-baseline disease assessment and were enrolled prior to the amendment of the protocol in the fourth quarter of 2024 (the "Pre-Protocol Amendment Patients”) and (ii) patients who received at least one dose of detalimogene and had at least one post-baseline disease assessment and were enrolled following the amendment of the protocol in the fourth quarter of 2024 (the "Post-Protocol Amendment Patients”). As of October 24, 2025, the ITT population consisted of 31 Pre-Protocol Amendment Patients and 62 Post-Protocol Amendment Patients. An additional 10 patients who were enrolled prior to the protocol amendment in the fourth quarter of 2024 were included in the updated data for the Pre-Protocol Amendment Patient subpopulation. The table below summarizes preliminary efficacy results from the two separate patient subpopulations:

Data as of October 24, 2025.

* ITT: Intent-To-Treat population includes all Pre-Protocol Amendment Patients and Post-Protocol Amendment Patients, respectively, who received at least 1 dose of treatment and had at least 1 post-baseline disease assessment.

** CR rates at 6 months include only patients who were evaluable at the 6-month timepoint or had disease progression prior to the 6-month assessment.

CI: 95% Confidence Interval

The preliminary efficacy data for Pre-Protocol Amendment Patients demonstrated a markedly lower 12-month CR rate than those of FDA-approved products for BCG-unresponsive NMIBC patients.

Among the Post-Protocol Amendment Patients, four patients that did not have a CR at the 3-month assessment converted to a CR at the 6-month assessment. In addition, of the 23 patients in this subpopulation that had a CR at the 6-month assessment, five patients remained in CR at the 9-month assessment, 17 patients were pending their 9-month assessment and one patient dropped out of the study prior to the 9-month assessment.

Phase 2 Study: Preliminary Safety Update

Detalimogene’s overall tolerability profile was favorable. Of the 125 patients assessed for safety in Cohort 1, as of October 24, 2025, 42% experienced at least one TRAE, which were mainly Grade 1/2 in severity, except for three patients (2.4%) that experienced Grade 3 TRAEs. The following table contains an overview of this preliminary safety data:

* 2 patients experienced urinary tract infection, 1 experienced pyelonephritis.

Data as of October 24, 2025; Data collection and cleaning is ongoing, TRAE = Treatment-Related Adverse Event.

Detalimogene voraplasmid: Design and Mechanism of Action

Detalimogene contains a non-integrative plasmid DNA (pDNA) packaged in our proprietary DDX delivery platform that is further combined with the excipient polyethylene glycol-b-poly-L-glutamic acid (PEG-b-PLE), a di-block co-polymer

The pDNA component of detalimogene encodes the two linked subunits (p40 and p35) of the human (h) IL-12 cytokine. Also encoded within the same plasmid are two RNA products (adenoviral VA RNA1 (VA1) and eRNA11a; annotated together as eRNA41H) that coordinate to activate RIG-I. The dsRNA directly agonizes the intracellular protein RIG-I, while VA1 is an inhibitor of adenosine deaminase acting on RNA (ADAR), an RNA editing enzyme, and the double-stranded RNA-dependent protein kinase (PKR), a protein translation inhibitor. Together, VA1 and eRNA11a synergistically boost RIG-I activity.

Analysis of intravesical mEG-70 treatment in an orthotopic bladder cancer model

To evaluate the therapeutic benefit of detalimogene preclinically, an orthotopic model of murine bladder cancer was established by implanting syngeneic MB49 urothelial carcinoma cells that stably express luciferase (MB49luc) into murine bladders. Baseline tumor burden was confirmed by bioluminescence using in vivo imaging before two weekly IVI of mEG-70, a murine-reactive surrogate for detalimogene voraplasmid, with the study design captured in the top panel of the figure below. mEG-70 mediated a dose-dependent reduction of pre-existing tumor burden as evidenced by diminished bioluminescent signal on Day 29 of the study. Note in the figure below, the right panel displays individual animals, with the color scale indicating the intensity of the tumor signal, from blue (lowest) to red (highest), and areas without color indicating a lack of tumor. The graph on the left displays the geometric mean across all animals, ± 95% confidence interval.

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

Commercialization Strategy

In accordance with our clinical development plan, we are planning to file a BLA for detalimogene for the treatment of NMIBC patients who are BCG-unresponsive with CIS in the second half of 2026 based on the expected Phase 2 results from the pivotal cohort of the LEGEND study, if the results support filing. If the FDA grants us marketing approval for detalimogene in the United States, we currently plan to commercialize detalimogene in the United States ourselves. Our current plan is to establish a U.S.-focused sales and marketing organization to coordinate with high-prescribing community urology centers in the United States. As part of our commercialization strategy, our plan is to also establish a specialty urologic medical science liaison team to support scientific exchange with and education of physicians and scientists about detalimogene. To proactively support these efforts, we will seek to continue expanding our relationships with key opinion leaders as well as our trial investigators while expanding physician and patient education about the potential benefits of detalimogene versus alternative therapies. We have not yet determined our commercialization strategy outside of the United States.

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

We have leveraged our internal expertise and know-how to develop and scale up the manufacturing processes for our proprietary DDX and drug product before transferring them to qualified external contract manufacturers or contract manufacturing organizations (“CMO”). Additionally, we are conducting studies to understand and establish controls for all critical process parameters and critical quality attributes for our drug product. The PEG-b-PLE excipient and pDNA drug substance are custom manufactured and purchased from qualified cGMP manufacturers located in the European Union. All critical excipients, drug substance and drug product are currently manufactured at cGMP-compliant CMOs at a scale that we believe can meet our needs for a commercial launch of detalimogene for the BCG-unresponsive NIMBC indication in the United States if approved by the FDA.

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

•
First, as of October 31, 2025, we own two patent families comprising seven granted U.S. patents, two pending U.S. non-provisional applications, and 85 corresponding granted foreign patents and pending foreign patent applications in jurisdictions including Australia, Brazil, Canada, China, Eurasian Patent Organization, the European Patent Office, Austria, Belgium, Switzerland, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, United Kingdom, Greece, Hong Kong, Hungary, Ireland, Italy, Luxembourg, Latvia, Macedonia, Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, Slovakia, Turkey, Israel, India, Japan, Philippines, Republic of Korea, Mexico, New Zealand, Singapore and South Africa with claims directed to the dual-derivatization scheme that constitutes the core of our DDX-based gene delivery platform, including granted and pending composition of matter claims relating to the nature of the hydrophilic polyol used in the dual derivatization scheme, as well as methods of use and treatment. The U.S. and foreign patents directed to this subject matter will expire between 2033 and 2034, absent any applicable patent term extension or patent term adjustment.
•
Second, as of October 31, 2025, we own one patent family comprising one U.S. non-provisional application and 15 corresponding granted foreign patents and pending foreign patent applications pending in jurisdictions including Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore and South Africa with claims directed to the non-covalent, reversible coating of our nanoparticle technology for enhanced delivery, which enhances transfection and gene expression in detalimogene. The pending claims include compositions of matter and methods of use, and the patents issuing from this patent family will expire in 2040, absent any applicable patent term extension or patent term adjustment.
•
Third, as of October 31, 2025, we own one patent family comprising one U.S. non-provisional application and 15 corresponding foreign patent applications pending in jurisdictions including Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore and South Africa with claims directed to the unique combination of immunological cargos, IL-12 and RIG-1 agonists, that are delivered in detalimogene, including composition of matter claims relating to alternatives to our RIG-I agonists, as well as methods of using same in the treatment of mucosal cancers. The patents issuing from this patent family, if any, will also expire in 2040, absent any applicable patent term extension or patent term adjustment.
•
Fourth, as of October 31, 2025, we own one patent family comprising one granted U.S. patent, one pending U.S. non-provisional application, and six corresponding granted foreign patents and pending foreign patent applications in jurisdictions including Australia, Canada, China, the European Patent Office, Israel and Japan with claims directed to the use of our chitosan-based nanoparticle gene delivery technology in the treatment of various inflammatory gut disorders. The patents issuing from this patent family will expire in 2037, absent any applicable patent term extension or patent term adjustment. In this patent family, U.S. Patent No. 11,603,398 received a patent term adjustment of 154 days thereby extending the expiry date to at least April 12, 2038.
•
Fifth, as of October 31, 2025, we own one patent family comprising one U.S. non-provisional application and four corresponding foreign patent applications pending in jurisdictions including Australia, Canada, the European Patent Office and Hong Kong with claims directed to the use of our chitosan-based nanoparticle gene delivery technology in the treatment of various lung disorders. The patents issuing from this patent family, if any, will expire in 2041, absent any applicable patent term extension or patent term adjustment.
•
Sixth, as of October 31, 2025, we own one patent family comprising one U.S. non-provisional application and 15 corresponding foreign patent applications pending in jurisdictions including Australia, Brazil, Canada, China, the European Patent Office, Hong Kong, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Philippines, Singapore and South Africa with claims directed to the use of detalimogene in the treatment of various metastatic cancers, based on data obtained in one of the cancer models. The patents issuing from this patent family, if any, will expire in 2042, absent any applicable patent term extension or patent term adjustment.
•
Seventh, as of October 31, 2025, we own one patent family comprising two granted U.S. patents and corresponding granted foreign patents in jurisdictions including Australia, the European Patent Office, Belgium, Switzerland, Germany, France, United Kingdom, Ireland, Liechtenstein, Netherlands, Hong Kong, and New Zealand with claims directed to the use of low molecular weight chitosan in oral gene delivery, including composition of matter and method of use claims. The US and foreign patents directed to this subject matter will generally expire in 2027, absent any applicable patent term extension or patent term adjustment. In this patent family, U.S. Patent No. 8,846,102 received a patent term adjustment of 1737 days thereby extending the expiry date to at least December 31, 2031, and U.S. Patent No. 9,404,088 received a patent term adjustment of 736 days thereby extending the expiry date to at least April 4, 2029.
•
Eighth, as of October 31, 2025, we own one patent family comprising three granted U.S. patents and 28 corresponding granted foreign patents in jurisdictions including Australia, Canada, China, the European Patent Office, Austria, Belgium, Switzerland, Germany, Denmark, Spain, Finland, France, United Kingdom, Ireland, Iceland, Italy, Netherlands, Norway, Poland, Portugal, Sweden, Slovenia, Hong Kong, Israel, Japan, Republic of Korea, Mexico, India and Singapore with claims directed to certain methods of manufacturing our nanoparticles, including composition of matter, methods of making, and product-by-process claims. The US and foreign patents directed to this subject matter will expire in 2028, absent any applicable patent term extension or patent term adjustment. In this patent family, U.S. Patent No. 8,722,646 received a patent term adjustment of 327 days thereby extending the expiry date to at least August 19, 2029.
•
Ninth, as of October 31, 2025, we have one pending PCT application directed to the optimized clinical treatment protocol for detalimogene in the treatment of bladder cancer, based on the LEGEND study (NCT04752722). The patents issuing from this patent family, if any, will expire in 2044, absent any applicable patent term extension or patent term adjustment.
•
Tenth, as of October 31, 2025, we have one pending U.S. provisional application directed to improved compositions and methods for expressing genetic medicines in the bladder. The patents issuing from this patent family, if any, will expire in 2046, absent any applicable patent term extension or patent term adjustment.
•
Finally, as of October 31, 2025, we have one pending U.S. provisional application directed to the treatment of bladder cancer with immunomodulatory antibodies. The patents issuing from this patent family, if any, will expire in 2046, absent any applicable patent term extension or patent term adjustment.

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

Our patent portfolio currently comprises eleven patent families, which include approximately 135 issued patents and 64 pending patent applications, including 13 issued U.S. patents, four issued European patents (with country coverage within Europe), seven non-provisional pending U.S. applications, six European pending applications, one pending PCT application, and two pending U.S. provisional applications. enGene exclusively owns all eleven patent families in its patent portfolio.

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

Under the License Agreement, we are obligated to make annual payments of $50 thousand until the first sale of a product for which a royalty is due and make a payment to NTC of $50 thousand upon assigning the License Agreement to a third-party. We are also required to make a one-time payment of $50 thousand for the first dose of a product covered by a valid claim of a licensed patent (a “Milestone Product”) in the first patient in a Phase 1 clinical trial or, if there is no Phase 1 clinical trial, in a Phase 2 clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a Milestone Product by the FDA. The first milestone related to the first dose of a Milestone Product was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a Milestone Product, has not been achieved as of the year ended October 31, 2025. We are also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by us, our affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the License Agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country. In the event that we or any of our affiliates or sublicensees manufacture any GMP lot of a licensed product, then we or any such affiliate or sublicensee will be obligated to pay NTC an amount per manufactured gram of GMP (or its equivalent) lot of product, which varies based on the volume manufactured. Such manufacturing payment will expire on a product-by-product basis upon receipt of regulatory approval to market a product in any country in the licensed territory. Under the License Agreement, enGene is permitted to sublicense our rights to third parties and we are not required to share any of the license revenue with NTC.

NTC was acquired by Aldevron, LLC in January 2022. The terms of the existing License Agreement described above remained the same. See "Notes to the Financial Statements - Note 7, License Agreement and Clinical Research Organization" for additional information about the License Agreement.

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

There are five FDA-approved products for the treatment of high risk NMIBC patients that are unresponsive to BCG, and multiple companies have therapies in clinical development for such treatment. While many of these products are neither intravesical nor monotherapy, they may nonetheless compete with us for patient recruitment in clinical trials as well as for commercial sales, if detalimogene is approved. Furthermore, to the extent Merck & Co. (“Merck”) or another manufacturer increases the supply of BCG, there may be less demand for alternative treatments such as detalimogene in BCG-naïve or BCG-exposed patients. In addition, there are numerous companies that have commercialized or are developing treatments for NMIBC, including Aura Biosciences, Inc.,

AstraZeneca, Bristol Meyers Squibb, CG Oncology Inc., Hoffman-La Roche AG (Roche), ImmunityBio Inc., Johnson & Johnson Inc., Merck, Protara Therapeutics, Inc., Pfizer, Inc., and UroGen Pharma, Inc.

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
•
Inlexzo™ (gemcitabine intravesical system), marketed by Johnson & Johnson, intravesical drug-releasing system that is placed into the bladder and slowly releases gemcitabine, a chemotherapeutic agent, that is approved for use in patients with BCG-unresponsive NMIBC with CIS, with or without papillary tumors.

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

Clinical trials that are carried out to determine the safety and efficacy of a drug for the purpose of obtaining marketing approval through a BLA are typically carried out in three phases that can occur simultaneously, in combination, or staggered.

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

After marketing approval, Phase 4 clinical trials, also known as post-approval trials, may be conducted to gain more experience with the product in its intended use and to gather additional safety or efficacy data. The FDA may require these trials as a condition of approval. The results of clinical trials and safety reports for serious adverse events must be submitted to the FDA annually and within 15 days of the sponsor’s determination. Fatal or life-threatening adverse reactions must be reported within seven days. Along with clinical trials, companies must complete additional animal studies, develop information about the product’s biological characteristics, and establish a commercial manufacturing process that adheres to cGMP requirements. The manufacturing process must consistently produce quality batches of the product, and appropriate packaging and storage conditions must be identified through stability studies.

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

BLA Submission and marketing authorization by the FDA

We plan to apply for either data exclusivity or market exclusivity for our product candidates. If the necessary clinical testing is completed successfully, we will submit the results of preclinical studies and clinical trials, as well as detailed information on the product’s manufacturing, labeling, and other aspects, to the FDA in the form of a BLA. This application seeks approval to market a new biologic for one or more specific indications. The BLA must contain all relevant data from both positive and negative studies. The BLA should incorporate all important information accessible from relevant preclinical and clinical examinations, including negative or questionable outcomes as well as certain discoveries, along with itemized data on the product candidate’s science, chemistry, manufacturing and controls, and proposed naming, in addition to other things. The data submitted must be of sufficient quality and quantity to satisfy the FDA regarding the investigational product’s safety, purity, and potency in order to support marketing approval. A BLA must be approved by the FDA before a biologic can be sold in the United States.

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

The FDA might refer an application for a biologic to any advisory committee, which is a panel of independent experts, such as clinicians and other scientific experts. It reviews, evaluates, and offers a recommendation, such as whether the biologic is sufficiently safe and effective in a particular indication for a particular population and under what conditions. While an advisory committee’s recommendations do not bind the FDA, they are carefully taken into consideration when deciding whether or not to grant marketing approval.

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

Once the BLA and all related information, including advisory committee recommendations and inspection reports, have been evaluated, the FDA may issue an approval letter or a Complete Response Letter. A Complete Response Letter indicates that the application is not ready for approval and lists all deficiencies found in the BLA, which need to be addressed to achieve approval. Even with additional information, the FDA may still reject the application.

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

Expedited drug development and review programs at the FDA

The FDA has programs to speed up the development, review, and potential approval of new drugs and biologics for serious or life-threatening diseases. These programs include Regenerative Medicine Advanced Therapy (RMAT) designation, the CMC Development and Readiness Pilot (CDRP) Program, Fast Track designation, Breakthrough Therapy designation, priority review, and Accelerated Approval.

The RMAT program is intended to expedite the development and review of regenerative medicine therapies for serious or life-threatening conditions, where preliminary clinical evidence suggests potential to address unmet medical needs. This designation provides several regulatory advantages, including early and frequent engagement with the FDA, and potential for rolling review and priority review.

The FDA’s CDRP Program is designed to support accelerated development of products addressing serious conditions by providing enhanced, earlier CMC engagement during the clinical development lifecycle. The program enables sponsors to obtain timely feedback on manufacturing strategy, analytical readiness, control systems, and comparability plans to reduce CMC-related delays at the time of marketing application. Participation is limited and prioritized for products with significant potential public health impact, with the goal of ensuring CMC readiness aligns with expedited clinical and regulatory pathways.

A biologic can get Fast Track designation if it is meant to treat a serious or life-threatening disease and has the potential to address unmet medical needs for that disease. This applies to the product and the specific indication for which it is being studied. Similar to RMAT, Fast Track designation also allows sponsors to interact more with the FDA during preclinical and clinical development. There is also potential for rolling review, where the FDA can review parts of the BLA on a rolling basis if the sponsor provides a schedule, the FDA accepts the schedule, and the sponsor pays required fees when submitting the first section of the BLA.

There can be no assurance that detalimogene’s RMAT or Fast Track designations or participation in the CDRP program will lead to a faster development, regulatory review or approval process or increase the likelihood that detalimogene will receive marketing approval. Breakthrough Therapy designation is given to drugs that demonstrate a substantial improvement over existing therapies on clinically significant endpoints, and this designation provides intensive guidance for an efficient development program.

Products with Fast Track or Breakthrough Therapy designation may also be eligible for priority review and Accelerated Approval. Priority review is given to drugs that provide significant improvement in safety or effectiveness for serious or life-threatening diseases or conditions. Under priority review, FDA’s PDUFA goal for the review of the application is shortened to six months from the application filing date.

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

In addition, post approval, a pediatric study is typically required unless a waiver is granted. In the case of detalimogene, due to the rare incidence of bladder cancer in children, we plan to request a waiver of this requirement.

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

Drug coverage and reimbursement

In the United States and many other countries, patients rely on third-party payors to cover part or all of the costs of their treatment. Having sufficient coverage and reimbursement from government healthcare programs and private insurers is critical for the success of new products. The availability of coverage and reimbursement will impact our ability to commercialize our product candidates, and the amount of reimbursement provided may not be enough for us to make a profit. Government authorities and third-party payors determine which medications they will pay for and at what level. New products may not be covered or may have limited coverage, and the reimbursement level may be lower than necessary to cover our costs. The COVID-19 pandemic has also caused uncertainty regarding insurance coverage, as many people have lost their employer-based coverage. The factors that payors consider when determining reimbursement include whether the product is covered by the plan, safe, effective, medically necessary, appropriate for the patient, and cost-effective. Discounts and rebates required by government programs and private payors may reduce the net price for drugs, and there is increasing pressure on drug companies to offer predetermined discounts. We cannot be certain that reimbursement will be available for our products or what the reimbursement level will be, and we may be subject to penalties if we do not report pricing metrics accurately and in a timely manner. We also cannot be certain that if we obtain reimbursement arrangements with payors that such arrangements will not be subject to recoupment actions or overpayment challenges, which can be time-consuming and expensive to resolve.

Health care laws and regulations in the United States

Pharmaceutical companies must comply with various healthcare regulations enforced by the federal government and state and foreign authorities where they do business. These regulations limit financial arrangements and relationships involving the research, sale, marketing, and distribution of products authorized for sale. The laws include the federal Anti-Kickback Statute (“AKS”), which prohibits offering or receiving remuneration for referrals or purchases that may be paid under federal and state healthcare programs. The FCA and Civil Monetary Penalties Law prohibit submitting false claims for payment to the government. The federal Health Insurance Portability and Accountability Act of 1996 imposes liability for executing schemes to defraud healthcare benefit programs or falsifying information related to healthcare delivery and payment. The “Sunshine Act” requires manufacturers of reimbursable drugs, devices, biologics, and medical supplies to report physician payments and other transfers of value. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes privacy and security obligations on certain healthcare providers, health plans, and healthcare clearinghouses. Similar state laws may apply to sales and marketing arrangements involving healthcare items or services reimbursed by non-governmental third-party payors, reporting requirements related to financial arrangements with clinicians, and state privacy and security laws governing health information can be different from HIPAA. Noncompliance with these laws can lead to significant penalties, including administrative, civil, and criminal penalties, damages, fines, disgorgement, restructuring of operations, oversight and reporting obligations, and exclusion from participation in federal and state healthcare programs.

Healthcare legislative development

Healthcare payors, whether they are government or private entities, are using more sophisticated methods to control costs, but these methods are not always suitable for new technologies like genetic medicine and treatments for rare diseases. Legislative and regulatory changes to the healthcare system in the United States and many other countries could affect our ability to sell our products profitably. The ACA, which became law in 2010, introduced a range of changes, including subjecting biologic products to competition from lower-cost biosimilars, increasing minimum Medicaid rebates, and imposing new annual fees and taxes on certain branded prescription drugs. The ACA has faced legal and political challenges. Other healthcare reform measures may also impact our business. Since the ACA was enacted, other legislative changes have been proposed and adopted in the United States, including spending reductions under the Budget Control Act of 2011 and the Right to Try Act, which provides a federal framework for certain patients to access investigational new drug products. There has also been growing interest in specialty drug pricing practices and efforts to control pharmaceutical and biological product pricing at the federal and state levels, including transparency measures and importation from other countries.

Facilities

Our corporate headquarters are located in Montreal, Canada, where we lease and occupy approximately 10,620 sq. feet of laboratory and office space at 4868 Rue Levy, Montreal, QC H4R 2P1. We also maintain office space in the United States at 99 High Street, 26th Floor, Boston, Massachusetts 02110 and 200 5th Street Waltham, Massachusetts 02451.

We believe that our current facilities are sufficient for our current needs. To meet the future needs of our business, we may lease additional or alternate space. We believe that suitable additional or substitute space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Employees

As of October 31, 2025, we had 82 employees, including 81 full-time employees, 51 of whom were primarily engaged in research and development activities. Of these employees, 22 are based in Canada and 60 in the United States. None of our employees are represented by a labor organization or are party to a collective bargaining arrangement. We consider our relationship with our employees to be excellent.

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

26

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

We are a clinical-stage biotechnology company and have incurred net losses in each reporting period since our inception, have not generated any revenue from product sales to date and have financed our operations principally through third-party investments in our debt and equity instruments. Our net losses were $117.3 million and $55.1 million for the fiscal years ended October 31, 2025 and October 31, 2024, respectively. As of October 31, 2025, we had an accumulated deficit of $372.0 million. Our lead product candidate, detalimogene, is in clinical trials. Our other programs are in preclinical research. Although we could potentially achieve our first commercial product as early as the second half of 2027, there is no guarantee we will do so, and delays or successful development efforts could prevent or significantly postpone commercialization. As a result, we may not generate revenue from product sales for some time, if at all. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial costs for commercialization as well as substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

The estimates of market sizes and forecasts of market growth for the potential demand of detalimogene and any other product candidates we develop, as provided in this Annual Report and as may be provided in our future public filings and press releases are based on a number of assumptions and may prove to be inaccurate. The actual market may be smaller than we believe, which would adversely affect our business and results of operations.

We make estimates of total addressable markets and forecasts of market growth for detalimogene and any other product candidates we develop in this Annual Report, and we may also make such estimates and forecasts in future public filings and press releases. Our estimates, forecasts and key performance indicators are based on a number of complex assumptions, internal and third-party estimates in published literature, and other business data, including assumptions and estimates relating to our ability to manage operating expenses of, invest in, and develop and generate revenue from detalimogene or any other product candidates we develop in the future. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and metrics. Consequently, our estimates of the total addressable markets and our forecasts of market growth may prove to be incorrect. For example, if the annual total addressable markets or the potential market growth is smaller than we have estimated or if the key business metrics we utilize to forecast commercial opportunities are inaccurate, it may have an adverse effect on our business, financial condition, results of operations and prospects.

If our internal controls over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the trading price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and disclosure controls and procedures. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management has performed an evaluation of our internal controls over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, however, an independent registered public accounting firm has never performed an evaluation because no such evaluation is currently required. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, material weaknesses may have been identified. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective, our consolidated financial statements may contain material misstatements and we could be required to revise or restate our financial results. This could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation, adversely affect the trading price of our common stock, or otherwise cause a decline in investor confidence. See “Item 9A. Controls and Procedures—Remediation Efforts to Address Material Weakness” of this Annual Report for information related to material weakness remediation and mitigation.

To date, we have not generated any product revenue, have a history of losses and will need to raise additional capital to fund our operations. If we fail to obtain necessary financing, we will not be able to complete the development and commercialization of detalimogene or our other product candidates.

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a very time-consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since our inception. We expect to continue to spend substantial amounts to conduct further research and development and preclinical or nonclinical testing and studies and clinical trials of our current and future programs, to seek regulatory approvals for our product candidates and to prepare for potential launch and commercialization of any products for which we may receive regulatory approval. As of October 31, 2025, we had $50.2 million in cash and cash equivalents and $152.1 million in marketable securities. Although we have a detailed current operating plan, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect. We will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for product development and any approved marketing and commercialization activities. Our funding requirements, both near- and long-term, as well as the timing and amount of our operating expenditures, will depend largely on:

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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, royalty revenues, sales or monetization of future revenue streams, marketing or distribution arrangements or other strategic transactions. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. Further, to the extent that we raise additional capital through the sale of our Common Shares or securities convertible or exchangeable into our Common Shares, your ownership interest will be diluted. We are party to the Amended Loan Agreement (as defined herein) with Hercules Capital, Inc. (“Hercules” or the “Lender”), as agent and lender, and several financial institutions. The Amended Loan Agreement subjects us to fixed payment obligation covenants that limit or restrict our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Hercules Loan Agreement” and “Notes to the Financial Statements—Note 18, Subsequent Events” for additional information on the Hercules Loan Agreement. If we raise additional capital through debt financing, we may be subject to similar or more restrictive conditions than the conditions of the Amended Loan Agreement. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, licensing arrangements, royalty revenues, sales or monetization of future revenue streams, or strategic transactions with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research or development initiatives. Any of the above events could significantly harm our business, financial condition, results of operations and prospects and cause the price of our common shares to decline.

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

DDX is our proprietary carrier for genetic medicines to mucosal tissues and is the foundation for our nanoparticle formulations. We developed DDX and our patented non-viral genetic medicines to penetrate mucus barriers and to deliver genes to mucosal epithelial cells in a way that is re-dosable, scalable, and designed to integrate into existing clinical practice. Our genetic medicine platform’s leading program, detalimogene, is in the area of immuno-oncology. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of indications for which we are developing detalimogene, including NMIBC. Competitors using genetic medicines for mucosal tissues include CG Oncology, Inc. and Ferring Pharmaceuticals Inc, both of which are developing products that will compete directly with detalimogene, if approved. More generally, if detalimogene or any future product candidates that we develop are approved, they will compete with surgery, radiation, and drug therapy, including chemotherapy, BCG, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, antibody-drug conjugates, radiopharmaceuticals, immunotherapy, cell-based therapy, and targeted therapy, or a combination of any such methods, either approved or under development, which are intended to treat the same indications that we are targeting or may target, including through approaches that may prove to be more effective, have fewer side effects, be less costly to manufacture, be more convenient to administer or have other advantages over detalimogene and any future product candidates that we develop. To the extent Merck or another manufacturer increases the supply of BCG, there may be less demand for alternative treatments such as detalimogene, if approved, in earlier lines of treatment for NMIBC. There are numerous companies that have commercialized or are developing treatments for NMIBC that detalimogene will compete with, if approved, including Bristol Meyers Squibb, Gilead Sciences, Inc., Hoffman-La Roche AG (Roche), CG Oncology, Inc., Ferring Pharmaceuticals Inc., ImmunityBio Inc., Johnson & Johnson Inc., Merck, Protara Therapeutics, Inc., Pfizer, Inc., Aura Biosciences Inc., and UroGen Pharma, Inc.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including detalimogene, we must conduct extensive clinical trials to demonstrate the safety and efficacy of any of these product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during, or even after, the clinical trial process and our ongoing and future clinical results may not be successful. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful and a clinical trial can fail at any stage of testing. Similarly, if regulatory authorities agree, implicitly or explicitly, that a certain set of clinical endpoints is clinically meaningful or adequate to demonstrate safety and efficacy, they may change their determination at a later date. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials and interim or preliminary results of a clinical trial do not necessarily predict final results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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
•
the FDA or other regulatory authorities may require us to enroll more patients in clinical trials than we had planned, including if they determine that patients we have enrolled did not meet the eligibility criteria for the clinical trial or, in the case of detalimogene for BCG-unresponsive NMIBC with CIS, did not meet the requirements of the FDA’s 2018 Guidance Document entitled “Bacillus Calmette-Guérin-Unresponsive Nonmuscle Invasive Bladder Cancer: Developing Drugs and Biologics for Treatment Guidance for Industry” (the “Guidance Document”) and the FDA’s August 2024 update in draft form of the Guidance Document;
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

From time to time, we may publish interim top-line or preliminary data from our clinical trials. Interim, topline and preliminary data from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues, data is further analyzed, and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary, topline or interim results also remain subject to audit and verification procedures that may result in the final data being materially different from the data we have previously published. As a result, interim, topline and preliminary data should be expected to change as additional patient data become available and as such new data and/or existing data is audited and verified; all data should be viewed with caution until the final data and analyses are available. Adverse differences between preliminary, topline or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common shares to fluctuate significantly.

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
•
the cost to, or lack of adequate compensation for, prospective patients; and
•
the risk that patients enrolled in clinical trials will not complete such trials for any reason, including due to health crises, including pandemics, geopolitical conflicts, acts of terrorism, and/or “acts of God” that affect our contract manufacturing organizations (“CMOs”), suppliers, clinical investigator sites and governing regulatory bodies.

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

Our novel genetic medicine platform and detalimogene are comprised of new and largely unproven technologies, and we have no gene therapeutic product candidates approved to date. Gene therapeutics may not gain the acceptance of the public or the medical community and/or they may not gain the acceptance of the public or medical community within our indications of interest or development areas. To date, several other efforts to leverage genetic medicine technologies have generally demonstrated an inability to generate predictable results or to manufacture products at suitable scale to treat more than a small number of patients.

Our success will depend on our ability to demonstrate that our genetic medicine platform, detalimogene and any other product candidates we develop and related services can overcome these challenges.

If detalimogene or any other product candidate that we develop is unable to successfully treat the intended organ or lesion and establish proof of concept in a certain disease, it may indicate that we will not be able to apply our genetic medicine platform to other diseases affecting the intended tissue area or other areas. This may also indicate a decrease in the probability of our success for other targets using the same modality in the same or different cell types, as well as our engineered approach and delivery approach, more generally. Such failures could negatively affect the public or medical community’s perception of our genetic medicine platform and gene therapeutics in general.

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

We may be unable to identify and appropriately qualify third-party manufacturers and testing laboratories or establish agreements with third-party manufacturers and testing laboratories or do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers and testing laboratories, reliance on third-party manufacturers entails additional risks, including:

•
reliance on the third-party for sourcing of raw materials, components, testing and such other goods as may be required for execution of our overall manufacturing process;
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

Our lead product candidate, detalimogene, is being developed to treat patients with BCG-unresponsive NMIBC with CIS with or without concomitant papillary disease. Our projections of both the number of people who have the disease we are targeting, as well as the subset of people with these diseases in a position to receive our therapies, if approved, are based on our beliefs, research and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for detalimogene or any other product candidates we develop may be limited or may not be amenable to treatment with such product candidates. Even if we obtain significant market share for detalimogene or any other product candidates we develop, because certain of the potential target populations may be small, we may never achieve profitability without obtaining regulatory approval for additional indications. If the market opportunities for detalimogene or any other product candidates we may develop are smaller than what we believe they are, our potential revenues may be lower than projected and our business may be harmed.

We depend on our executive team and key personnel, and if we lose one or more of our executive officers or key employees or are unable to attract and retain highly skilled employees, such events could harm our business.

Our success depends on the skills, experience and performance of members of our senior management team and key personnel as well as their continued service. The individual and collective efforts of our senior management team and key personnel are important as we continue to develop product candidates, establish strategic partnerships, build out our operations and prepare for potential regulatory approval and commercialization of detalimogene, if approved. In the past two years, we have had several transitions of our executive officers, including our Chief Executive Officer transition in July 2024, the departure of our Chief Medical Officer in June 2025 and the hiring of a new Chief Medical Officer in September 2025. If we are unable to effectively manage such transitions or if we have any future transition or loss of the services of any of our executives or highly skilled technical and managerial personnel, it could have a disruptive impact on our ability to implement our business strategy and to meet our financial and operational goals, and as a result our strategic plans and financial performance may be adversely impacted. The loss or incapacity of existing members of our executive management team and key personnel could adversely affect our operations if we experience difficulties in hiring qualified successors. If we are not successful in attracting and retaining highly qualified personnel, our business, financial condition, results of operations and prospects may be harmed.

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

Although the FDA decides whether individual genetic medicine protocols may proceed, the RAC public review process, if undertaken, can delay the initiation of a clinical trial, even if the FDA has reviewed the trial design and details and approved its initiation. Conversely, the FDA can put an IND on a clinical hold even if the RAC has provided a favorable review or an exemption from in-depth, public review. If we were to engage an NIH-funded institution to conduct a clinical trial, now or in the future, that institution’s institutional biosafety committee, as well as its IRB would need to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of genetic medicine products conducted by others may cause the FDA or other oversight bodies to change the requirements for approval of detalimogene or any other product candidates we may develop. Similarly, the EMA, FDA, and other regulatory bodies may issue new guidelines concerning the development and marketing authorization for genetic medicine products and require that we comply with these new guidelines.

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

Fast Track designation and Regenerative Medicine Advanced Therapy designation by the FDA for detalimogene and our participation in the FDA’s Chemistry, Manufacturing, and Controls Development and Readiness Pilot (“CDRP”) Program may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that detalimogene or any future product candidate that may receive these designations or is selected for the CDRP Program will receive regulatory approval.

The FDA has granted a Fast Track designation and Regenerative Medicine Advanced Therapy (“RMAT”) designation for detalimogene for the treatment of BCG-unresponsive, high-risk NMIBC patients with CIS, and we may seek such designations for other indications or future product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. Similarly, RMAT designation is a dedicated program designed to expedite the drug development and review processes for promising regenerative medicine products, including genetic therapies. A regenerative medicine advanced therapy is eligible for RMAT designation if it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or therapy has the potential to address unmet medical needs for such disease or condition. Similar to breakthrough therapy designation, RMAT designation provides the benefits of intensive FDA guidance on efficient drug development, including the ability for early interactions with the FDA to discuss surrogate or intermediate endpoints, potential ways to support accelerated approval and satisfy post-approval requirements, potential priority review of a BLA, and other opportunities to expedite development and review. In addition, the LEGEND study has been selected for the FDA’s Chemistry, Manufacturing, and Controls (“CMC”) Development and Readiness Pilot (“CDRP”) Program, a voluntary program designed to accelerate the development of certain drugs and biologics that have expedited clinical development pathways by increasing communication between the FDA and sponsors. The program’s stated goal is to align and derisk CMC strategies early in the process, which can lead to faster patient access to new treatments.

The FDA has broad discretion whether or not to grant these designations or select a development program for participation in the CDRP Program. Even if we believe a particular product candidate or development program is eligible for these designations or the CDRP Program, we cannot assure you that the FDA would decide to grant any of them. Although we have received Fast Track designation and RMAT designation for detalimogene for the treatment of BCG-unresponsive, high-risk NMIBC patients with CIS and the LEGEND study has been selected for the CDRP Program, and even if we receive additional Fast Track or RMAT designations or are selected for the CDRP Program for other indications or any future product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track and RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA may also decide that we are no longer eligible for the CDRP Program. Furthermore, these designations and the CDRP Program do not increase the likelihood that detalimogene or any future product candidate that may be granted Fast Track or RMAT designation or selected for the CDRP Program will receive marketing approval in the United States. Many product candidates that have received Fast Track designation and/or RMAT designation or other designations have ultimately failed to obtain approval.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Changes in regulatory requirements could result in delays or the discontinuation of development of detalimogene or other product candidates or therapies that we may develop, or unexpected costs in obtaining or maintaining regulatory approval, and thereby adversely affect our business and results of operations.

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

We intend to seek approval to market our product candidates, including detalimogene if approved, in both the United States and in selected non-U.S. jurisdictions. If we obtain approval in one or more non-U.S. jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some countries outside of the United States, particularly those in the European Union and United Kingdom, the pricing of pharmaceutical products is subject to governmental control and other market regulations, which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If required to execute such a trial, we cannot be sure of a favorable outcome. In general, product prices under such systems are substantially lower than in the United States. Price controls in non-U.S. jurisdictions or changes in pricing regulations in such jurisdictions could reduce the amount we are able to charge for our product candidates. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.

Much like the federal AKS prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products are also prohibited in the European Union and United Kingdom. The provision of benefits or advantages to physicians is governed by both the rules on medicinal products and the national anti-bribery laws in the relevant countries, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

In addition, in most countries outside of the United States, including the European Economic Area (“EEA”) and United Kingdom, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market, and in some countries include retrospective rebates to the government. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally, prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of our products is unavailable or limited in scope or amount, our revenues from sales by us and the potential profitability of any of our product candidates in those countries would be negatively affected.

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

There are numerous U.S. federal and state laws, rules and regulations governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information, including federal and state data privacy and security laws, data breach notification laws, and data disposal laws. In particular, at the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future. At the federal level, we are also subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the FTC (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security), as well as the Electronic Communication Privacy Act. The United States Congress also has considered, is currently considering, and may in the future consider, various proposals for comprehensive federal data privacy and security legislation, to which we may become subject if passed. If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached certain contracts or obligations. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or for the FDA to take action with respect to other regulatory matters, which could adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including for 43 days beginning in October 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown or other disruption occurs again in the future, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or other disruption could prevent the timely review of patent applications by the United States Patent and Trademark Office, or USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our employees, independent contractors and contract manufacturers, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws enforced by the FDA, the Office of Inspector General at HHS (“HHS-OIG”), the U.S. Department of Justice (“DOJ”) and other regulatory bodies in non-U.S. jurisdictions, fails to provide true, complete and accurate information to the FDA, CMS, HHS-OIG, DOJ and other similar regulatory bodies in non-U.S. jurisdictions, fails to comply with manufacturing standards we have established, fails to comply with healthcare fraud and abuse laws in the United States and similar non-U.S. laws, or fails to report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly and our costs associated with compliance with these laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs.

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

•
The AKS, which prohibits the knowing and willful offer, solicitation, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including but not limited to cash, improper discounts, and free or reduced price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the AKS is violated. The AKS has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution; but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from participation in federal health care programs, suspension and debarment from government procurement and non-procurement programs, refusal of orders under existing government contracts, and substantial civil and criminal sanctions.
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

If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA or an all-payor law, then we could be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, loss of eligibility to obtain approvals from the FDA, the exclusion from participation in federal and state healthcare programs, suspension and debarment from government procurement and non-procurement programs, refusal of orders under existing government contracts, individual imprisonment, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs.

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

As of October 31, 2025, we had 82 employees. As our development and commercialization plans and strategies develop, we may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of technology research, product development and manufacturing, regulatory affairs and, if any product candidates are submitted for or receive marketing approval, sales, marketing and distribution. Our management, personnel and systems currently in place may not be adequate to support this future growth. Future growth would impose significant added responsibilities on members of management, including:

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

In particular, we are subject to the risk of changes in economic conditions, social conditions and political conditions inherent in Canada, including changes in laws and policies that govern international investment, as well as changes in U.S. laws and regulations relating to international trade and investment, including the new trilateral trade agreement among the United States, Mexico and Canada called the United States-Mexico- Canada Agreement (the “USMCA”), which has been ratified by all three countries. The USMCA entered into force on July 1, 2020 and superseded the North American Free Trade Agreement. The USMCA is subject to review and renewal in 2026. There can be no assurance that any newly negotiated terms in the USMCA will not adversely affect our business or operations. It remains unclear what specific actions the current U.S. administration may take to resolve trade-related issues with Canada, Mexico and other countries. Although we believe that there have been no immediate effects on our operations with respect to the USMCA, we cannot predict future developments in the political climate involving the United States, Mexico and Canada and such developments may have a material adverse effect on our business, financial condition and results of operations.

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

Prior to the commercialization of our drug candidates, our income may be primarily passive. Accordingly, we believe we may have met the definition of PFIC for U.S. federal income tax purposes for the tax year ended October 31, 2024 and the tax year ended October 31, 2025 and there is a significant risk that we will be a PFIC for our current or any future taxable year. If we are a PFIC for any taxable year during which a U.S. Holder (as defined below) owns Common Shares, the U.S. Holder generally will be subject to adverse U.S. federal income tax consequences, including increased tax liability on disposition gains and certain “excess distributions” and additional reporting requirements, unless the U.S. Holder makes (a) a qualified electing fund (“QEF”) election or a mark-to-market election for the first taxable year for which we are or were a PFIC and in which such U.S. Holder held (or was deemed to hold) such Common Shares and maintain such election or (b) a QEF election along with an applicable purging election (collectively, the “PFIC Elections”). Under proposed Treasury regulations relating to PFICs which have a retroactive effective date, the PFIC rules may apply to rights to acquire shares of a PFIC as if they were shares, and thus could apply to dispositions (other than exercises) of Warrants. PFIC Elections may not be made with respect to Warrants. U.S. Holders of Common Shares or Warrants should consult their tax advisors regarding the application of the PFIC rules to us and the risks of owning equity securities, including warrants, in a company that may be a PFIC.

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

On November 14, 2025, we issued 12,558,823 of our Common Shares and 2,735,295 pre-funded warrants to purchase Common Shares under our shelf registration statement pursuant to an underwritten public offering, and on November 18, 2025 we issued an additional 2,294,117 Common Shares pursuant to a greenshoe option granted to the underwriters in the offering, for an aggregate public offering price of approximately $149.5 million of securities, prior to deducting underwriting discounts and commissions.

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

Certain securityholders in the Company, including certain of the Selling Holders, acquired Common Shares or Warrants at prices that may be below the current trading price of such securities and may experience a positive rate of return based on such current trading price. On December 17, 2025, the closing price of our Common Shares was $7.80 per share and the closing price for our Warrants was $2.40 per warrant. Selling Holders in some instances may earn a significant positive rate of return on their investment depending on the market price of our Common Shares and Warrants at the time that such Selling Holders choose to sell their securities. The Selling Holders acquired the securities offered for resale in exchange for non cash consideration or at effective purchase prices that may range from significantly below to above current trading prices. Investors who purchase our Common Shares and Warrants on the Nasdaq may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the current trading price.

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

Our cybersecurity procedures are comprised of a variety of tools designed to protect our data and information technology systems, including but not limited to endpoint protection and network security measures, that are supported by our third-party service providers. We also have a process to require our employees to undergo cybersecurity awareness training. Further, we have implemented a process to review risks to our Company in connection with certain third-party providers and vendors, which involves assessments through vendor questionnaires, as appropriate.

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

Item 2. Properties.

As of October 31, 2025, we have leased approximately 10,620 sq. feet of laboratory and office space at 4868 Rue Levy Montreal, QC H4R 2P1, 6,450 sq. feet of office space at 200 Fifth Avenue, Waltham, Massachusetts 02451 and 26,355 sq. feet of office space at 99 High Street, Boston, Massachusetts, 02110.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Shares and Warrants commenced trading on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively on November 1, 2023.

Shareholders

As of December 17, 2025, there were approximately 66,984,661 Common Shares issued and outstanding held of record by 45 holders, and approximately 8,511,968 Warrants held of record by 15 holders, each exercisable for one Common Share at a price of $11.50 per share. The actual number of holders of our Common Shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Additionally, we previously agreed to issue to the Lenders (as defined herein) Warrants to purchase up to 138,696 Common Shares, of which 62,413 have been issued as of December 17, 2025. See “Notes to the Financial Statements—Note 8, Notes Payable” for additional details. On November 14, 2025, we also issued pre-funded warrants to purchase 2,735,295 Common Shares (the “Pre-Funded Warrants”) at an offering price of $8.4999 per Pre-Funded Warrant to a certain investor in an underwritten public offering. Each Pre-Funded Warrant has an initial exercise price per share of $0.0001, subject to certain adjustments. See “Notes to the Financial Statements—Note 17, Subsequent Events” for additional details.

Dividends

We have not paid any cash dividends on our Common Shares to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board of Directors at such time.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information as of October 31, 2025

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	5,717,948	$6.81	2,933,304
Equity compensation plans not approved by security holders (3)	3,315,350	$7.15	—
Total	9,033,298	$6.93	2,933,304

(1) On October 31, 2023, upon completion of the Business Combination, the enGene Holdings Inc. 2023 Incentive Equity Plan became effective, which authorized enGene to issue 2,607,943 Common Shares under the plan, plus 2,706,941 Common Shares that are subject to outstanding grants under the enGene Inc. employee share option and equity incentive plans. On May 15, 2024, the Company’s shareholders approved the adoption of the Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan, which authorizes enGene to issue 4,554,169 Common Shares under the plan, plus 2,706,941 Common Shares that are subject to outstanding grants under the enGene Inc. employee share option and equity incentive plans. On January 2, 2025, 2,548,833 Common Shares were added to the Plan under the evergreen provision.

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

Recent Sales of Unregistered Securities

We did not sell unregistered Common Shares or other equity securities during the quarter or fiscal year ended October 31, 2025.

Issuer Purchases of Equity Securities

We did not purchase any of our Common Shares or other equity securities during the quarter or fiscal year ended October 31, 2025.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements as of October 31, 2025 and 2024 and for the fiscal years ended October 31, 2025 and 2024, and the related notes and other financial information included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

We operate as a single operating segment focused on research, discovery, and clinical development of human genetic medicine products. Our fiscal year is the year ended October 31.

Overview

Business Overview

We are a clinical-stage biotechnology company focused on developing genetic medicines to improve the lives of patients suffering from bladder cancer. We are developing non-viral genetic medicines based on our novel and proprietary dually derivatized chitosan, or “DDX”, gene delivery platform, which allows localized delivery of complex genetic cargos directly to mucosal tissues and other organs. Our lead product candidate, detalimogene voraplasmid, or detalimogene, formerly known as EG-70, is a therapy designed to generate a local immune reaction in proximity to tumors. We believe this enables the immune system to durably clear the tumor and develop memory to resist recurrence. Because this treatment is designed to work by delivering genetic cargo to the broader tumor tissue environment rather than tumor cells specifically, we believe it has the potential to be widely utilized across tumor types. Currently, we are developing detalimogene as a monotherapy to treat patients that have non-muscle invasive bladder cancer (“NMIBC”) with carcinoma in situ (“CIS”) that have been unresponsive to treatment with Bacillus Calmette-Guérin, or “BCG,” or what is referred to as “BCG-unresponsive NMIBC with CIS.” We are also exploring the clinical application of detalimogene to other forms of NMIBC, namely, in patients with papillary-only BCG-unresponsive NMIBC (i.e., NMIBC without CIS), as well as in patients with BCG-naïve NMIBC with CIS and in patients with BCG-exposed NMIBC with CIS (i.e., patients who have been treated with some BCG but who do not qualify as BCG-unresponsive in accordance with FDA and urology practice guidelines).

Detalimogene is currently being studied in a combined Phase 1/2 open-label trial, referred to as “LEGEND” (ClinicalTrials.gov identifier NCT04752722). The Phase 2 portion of LEGEND is comprised of three cohorts: Cohort 1 is a pivotal cohort studying detalimogene in patients with high-risk BCG-unresponsive NMIBC with CIS with or without concomitant papillary disease for which we have completed enrollment with 125 patients; Cohort 2 is evaluating detalimogene in patients with high-risk BCG-naïve NMIBC with CIS (Cohort 2a, with 30 enrolled patients as of November 11, 2025) and patients with high-risk BCG-exposed NMIBC with CIS (Cohort 2b, with 45 enrolled patients as of November 11, 2025); and Cohort 3 is evaluating detalimogene in patients with high-risk BCG-unresponsive NMIBC who have papillary disease only (i.e., no CIS, with 36 enrolled patients as of November 11, 2025). In addition, our preclinical research is focused on expanding the cancer indications that can be treated with detalimogene as well as discovering new opportunities to apply our DDX technology platform to treat other indications with high unmet medical needs.

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for our primary program, detalimogene voraplasmid, or detalimogene. We do not have any products approved for sale and have not generated any revenue from product sales. We operate as a single operating segment focused on research, discovery, and clinical development of detalimogene. Since our merger with Forbion European Acquisition Company (“FEAC”) (the “Reverse Recapitalization”), we have financed the Company through a series of private investment in public equity (“PIPE”) financings, debt arrangements, and issuance of warrants. In addition, in November 2025, we issued Common Shares and pre-funded warrants pursuant to an underwritten public offering, as further described in “Notes to the Financial Statements—Note 17, Subsequent Events”.

We have never been profitable and have incurred net losses since inception. Our net losses were $117.3 million and $55.1 million for the years ended October 31, 2025 and 2024, respectively. As of October 31, 2025 and 2024, we had an accumulated deficit of $372.0 million and $254.7 million, respectively, and cash, cash equivalents and marketable securities of $202.3 million and $297.9 million, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the ongoing LEGEND study of detalimogene, including the pivotal cohort of patients with BCG-unresponsive NMIBC, to completion; execute on our plan to file a Biologics License Application with the FDA in the second half of 2026; and pursue potential pipeline expansion via additional detalimogene development opportunities and other compounds. In addition, we expect to incur significant expenses as we establish medical affairs, sales, marketing and distribution infrastructure and capabilities to support the potential commercial launch of detalimogene and significant additional commercialization-related expenses, if and when detalimogene is approved. As a result, we expect to need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, or other capital sources, which could include potential collaboration agreements, strategic alliances, or licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

As of October 31, 2025, we had $50.2 million in cash and cash equivalents and $152.1 million in marketable securities, mainly US Treasury Bonds. We believe that our existing cash and cash equivalents and marketable securities as of October 31, 2025 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the consolidated financial statements included within this Annual Report. In addition, as discussed under “Notes to the Financial Statements—Note 17, Subsequent Events”, we received aggregate net proceeds of approximately $140.1 million in November 2025 in connection with an underwritten public offering of our Common Shares and pre-funded warrants. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, and as such there is no assurance that we will be able to do so in the future. See “Liquidity and Capital Resources” below.

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
•
expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our clinical trials; CMOs that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
•
personnel-related expenses including, salaries, benefits, share-based compensation, and other related costs for individuals involved in research and development activities; and
•
costs associated with other research and development expenses including costs related to outside consultants, costs related to compliance with quality and regulatory requirements, payments made under third-party licensing agreements, and costs related to facilities, supplies, rent, insurance, certain legal fees.

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

A significant portion of our research and development costs to date have been third-party costs, which we track on an individual product candidate basis after a clinical product candidate has been identified. Currently, our main clinical product candidate is detalimogene. Our indirect research and development costs are primarily personnel-related costs, facilities, and other costs. Employees and infrastructure are not directly tied to any one program and are deployed across our programs. As such, we do not track these costs on a specific program basis. We utilize third party contractors for our research and development activities and CMOs for our manufacturing activities and we do not have our own laboratory or manufacturing facilities.

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

Other (Income) Expense, Net

Interest Expense

Interest expense consists of interest paid on our convertible notes and third-party debt, as well as non-cash interest expense for amortization of our debt discounts.

Interest Income

Interest income is associated with our interest-bearing cash and cash equivalents and marketable securities.

Other expense, net

Other expense, net primarily consists of foreign exchange gains and losses.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of October 31, 2025 and 2024, we have recorded a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Years Ended October 31, 2025 and 2024

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Year Ended October 31,
	2025	2024	Change
Operating expenses:
Research and development	$94,480	$38,315	$56,165
General and administrative	28,685	23,982	4,703
Total operating expenses	123,165	62,297	60,868
Loss from operations	123,165	62,297	60,868
Other (income) expenses, net:
Interest income	(9,426)	(10,413)	987
Interest expense	2,994	2,798	196
Gain on extinguishment of debt	—	366	(366)
Other expenses, net	569	113	456
Total other income, net	(5,863)	(7,136)	1,273
Net loss before income tax	117,302	55,161	62,141
Provision for (recovery of) income tax	—	(19)	19
Net loss	$117,302	$55,142	$62,160

Research and Development Expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Year Ended October 31,
	2025	2024*	Change
Research and Development expenses:
Chemistry, Manufacturing and Controls	$49,578	$11,994	$37,584
Clinical Operations	17,915	11,036	6,879
Personnel-related expenses, including stock-based compensation	19,935	10,687	9,248
Other research and development expenses	7,052	4,598	2,454
Total research and development expenses	$94,480	$38,315	$56,165

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

Research and development expenses increased by $56.2 million from $38.3 million for the year ended October 31, 2024 to $94.5 million for the year ended October 31, 2025. This increase was attributable to the following:

•
a $37.6 million increase in detalimogene manufacturing activities is primarily attributable to the preparation for our planned Biologics License Application ("BLA") submission in the second half of 2026;
•
a $9.2 million increase in personnel-related costs, including a $1.5 million increase in stock-based compensation, as the Company hired a number of key personnel to ramp up its clinical operations, quality, medical affairs and manufacturing functions to support our LEGEND study of detalimogene;

•
a $6.9 million increase in clinical operations is a result of our increasing clinical trial activities including complete enrollment of the pivotal cohort of the Phase 2 LEGEND study of detalimogene in BCG-unresponsive NMIBC; and
•
a $2.5 million increase in other research and development expenses is a result of regulatory and medical affairs professional service fees incurred in preparation for our planning BLA submission and research as the Company focuses on advancing the clinical and preclinical pipelines.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Year Ended October 31,
	2025	2024*	Change
Personnel-related expenses, including stock-based compensation	$17,214	$12,031	$5,183
Other general and administrative expenses	11,471	11,951	(480)
Total general and administrative expenses	$28,685	$23,982	$4,703

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

General and administrative expenses increased by $4.7 million from $24.0 million for the year ended October 31, 2024 to $28.7 million for the year ended October 31, 2025. This increase was primarily attributable to the following:

•
a $5.2 million increase in personnel-related expenses, including a $2.8 million increase in stock-based compensation, driven by the hiring of key general and administrative personnel; partially offset by
•
a $0.5 million decrease in other general and administrative expenses primarily driven by decreased professional fees as work has transitioned to internal resources, partially offset by increased facilities expense.

Other (Income) Expense, Net

Other (income) expenses, decreased by approximately $1.3 million from income of $7.1 million for the year ended October 31, 2024 to income of $5.9 million for the year ended October 31, 2025 primarily due to a $1.0 million decrease in interest income earned in the current period, a $0.2 million increase in interest expense, $0.4 million gain on extinguishment of debt that was incurred during the prior year and $0.5 million increase in other expense primarily related to foreign currency fluctuations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of October 31, 2025, we had $50.2 million in cash and cash equivalents and $152.1 million in marketable securities, and we had an accumulated deficit of $372.0 million. Based on our current operating plans, we expect our cash, cash equivalents and marketable securities as of October 31, 2025 will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the consolidated financial statements included within this Annual Report.

From the Reverse Recapitalization through October 31, 2025, we have financed our operations primarily through proceeds received through PIPE and public financings and debt facility with Hercules. Those sources of liquidity include the $200.0 million from the February 2024 PIPE Financing, net of issuance costs of $12.4 million, and the $60.1 million from the October 2024 PIPE Financing, net of issuance costs of $3.8 million. Subsequent to October 31, 2025, we received gross proceeds of $149.5 million, net of issuance costs of $9.4 million, from the public offering of Common Shares and pre-funded warrants that closed in November 2025, as further described in “Notes to the Financial Statements—Note 17, Subsequent Events”.

The Company’s other sources of liquidity include $27.5 million that we may be eligible to drawdown further under our debt facility with Hercules, as well as the $100.0 million limit under our Open Market Sale Agreement with Jefferies LLC, which was entered into in December 2024. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

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
•
the timing and amount of milestone and other payments we are obligated to make under our Nature Technology Corporation License Agreement or any future license agreements;
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

Cash Flows

Comparison of the years ended October 31, 2025 and 2024

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Year Ended October 31,
	2025	2024
Net cash used in operating activities	$(99,239)	$(48,281)
Net cash used in investing activities	(25,138)	(125,953)
Net cash provided by financing activities	1,524	265,716
Effect of exchange rate changes on cash	1	1
Net (decrease) increase in cash and cash equivalents	$(122,852)	$91,483

Net Cash Used in Operating Activities

Net cash used in operating activities for the fiscal year ended October 31, 2025 was $99.2 million and was primarily due to our net loss of $117.3 million, partially offset by adjustments for non-cash charges totaling $8.3 million. Further changes were driven by an increase of $0.6 million in investment tax credits receivable and a $10.3 million increase in other net working capital adjustments.

Net cash used in operating activities for the fiscal year ended October 31, 2024 was $48.3 million and was primarily due to our net loss of $55.1 million, partially offset by adjustments for non-cash charges totaling $6.8 million. Further changes were driven by the receipt of a $2.0 million refundable investment tax credit and a $1.9 million decrease in other net working capital adjustments.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the fiscal years ended October 31, 2025 and 2024 was $25.1 million and $126.0 million, respectively, primarily consisting of purchases, net of maturities, of marketable securities and purchases of property and equipment during each year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the fiscal year ended October 31, 2025 was $1.5 million, primarily resulting from proceeds from exercise of stock options of $2.2 million, which were partially offset by $0.7 million in principal repayments of the Prior Term Loan (as defined herein).

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

Hercules Loan Agreement

On December 30, 2021, we entered into a Loan and Security Agreement (the "Prior Loan Agreement") with Hercules Capital, Inc. ("Hercules") for the issuance of a term loan facility with an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). On December 22, 2023 (the "Hercules Closing Date"), we entered into an amended and restated loan and security Agreement (the "Amended Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"). The Amended Loan Agreement amended and restated in its entirety the Prior Loan Agreement. The Amended Loan Agreement provided for a term loan facility of up to $50.0 million available in multiple tranches (the “Term Loan”), as follows: (i) an initial term loan advance (the “Tranche 1 Advance”) that was made on the Tranche 1 Advance closing date of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Loan Agreement, (ii) subject to the achievement of the specified Interim Milestone (the “Interim Milestone”), which includes no default or event of default, delivery of written notice to the Lenders that the Company has conducted an analysis of interim efficacy of data from the clinical evaluation of detalimogene in the Phase 2 clinical study, and satisfaction of certain other conditions precedent, a right of the Company to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $7.5 million from the date of achievement of the Interim Milestone through the earlier of (x) 60 days following the achievement of the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time up to and including the Amortization Date (as defined below) that the Lenders make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million. The Company is required to pay upon the earlier of January 1, 2028 ( the “Maturity Date”) or payment in full of the Term Loan, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loan (the “End of Term Charge”). The Amended Loan Agreement also required us to pay on July 1, 2025 or, if earlier, the date we prepaid the Term Loan, $0.7 million representing the Prior Term Loan End of Term Charge (the "Prior Term Loan End of Term Charge" and "End of Term Charge", collectively the “End of Term Charges”).

We accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, we recorded a loss of $0.4 million as a component within other income and expense in our consolidated statement of operations during the year ended October 31, 2024, which represented the difference between the reacquisition price of the debt, including fees, and the initial fair value of the warrants paid directly to Hercules, and the carrying value of the Prior Term Loan at the time of extinguishment.

On December 18, 2024, we entered into a First Amendment to Amended and Restated Loan and Security Agreement (the "First Amendment") with the Lenders. The First Amendment modified the Amended Loan Agreement to reallocate the $7.5 million previously available under Tranche 2 (as defined in the Amended Loan Agreement), which was not drawn by the Company upon achievement of Interim Milestone, to Tranche 3 (as defined in the Amended Loan Agreement). Pursuant to the First Amendment, the $7.5 million advance originally available upon achievement of the Interim Milestone was added to the uncommitted tranche subject to the Lenders' investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time that the Lenders make additional loan advances to the Company in an aggregate principal amount of up to $27.5 million. The First Amendment did not change the total term loan facility available to us of up to $50.0 million. The First Amendment further provided for certain administrative changes in accordance with the foregoing.

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

As of October 31, 2025, we had borrowed $22.5 million under the Amended Loan Agreement and incurred $2.2 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan. The remaining $27.5 million of the uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent described above remains undrawn and available to us. The Prior Term Loan End of Term Charge of $0.7 million has been paid as of October 31, 2025.

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement, as amended by the First Amendment, are repayable in monthly interest-only payments through the "Amortization Date", which is either: (x) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (y) if the Interim Milestone and certain clinical milestones are achieved and there has been no default, July 1, 2026. After the Amortization Date, the outstanding Term Loan and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date. Through October 31, 2025, we have achieved the Interim Milestone but have not yet achieved certain clinical milestones. Amounts payable on January 1, 2026 were classified as current liabilities on the consolidated balance sheet for the year ended October 31, 2025. The effective interest rate of the Term Loan was 11.63% as of October 31, 2025.

In connection with the Amended Loan Agreement, as amended by the First Amendment, we granted Hercules a security interest senior to any current and future debts and to any security interest in all of our right, title, and interest in, to and under all of our property and other assets, subject to limited exceptions including our intellectual property.

The Amended Loan Agreement, as amended by the First Amendment, contains negative covenants that, among other things and subject to certain exceptions, could restrict our ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Amended Loan Agreement, as amended by the First Amendment, also contains certain events of default and representations, warranties and non-financial covenants of the Company. The Company was in compliance with these financial covenants at October 31, 2025.

As of October 31, 2025 and 2024 the carrying value of the note payable consists of the following (in thousands):

	Year Ended October 31,
	2025	2024
Note payable, including End of Term Charge	$24,231	$24,663
Debt discount, net of accretion	(1,088)	(1,673)
Accrued interest	183	182
Note payable, net of discount	$23,326	$23,172

As of October 31, 2025, we classified $8.0 million of the note payable as current. As of October 31, 2024, we classified $0.7 million of the note payable as current, which represents the back-end fee associated with the refinancing of the Prior Term Loan. During the years ended October 31, 2025 and 2024, we recognized $2.4 million and $2.2 million of interest expense related to the Amended Loan Agreement, respectively, and $0.6 million each year related to the amortization of the debt discount.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and payment-in-kind interest as of October 31, 2025 are as follows:

2026	8,417
2027	10,987
2028	5,161
Total principal payments, including End of Term Charge	$24,565

The Hercules Term Loan is our only outstanding debt instrument at October 31, 2025.

Contractual Obligations and Other Commitments

License Agreement with Nature Technology Corporation

On April 10, 2020, we entered into the License Agreement with NTC pursuant to which NTC granted us a worldwide non-exclusive, royalty-bearing and sublicensable license to certain patents and know-how relating to the Nanoplasmid™ vector backbone that is used in detalimogene voraplasmid to research, develop, make, use, import, sell and offer to sell, any gene and cell therapy products incorporating the Nanoplasmid™ vector backbone (excluding any such products in the field of dermatology). Unless terminated earlier, the License Agreement will continue until no valid claim of any licensed patent exists in any country. We can voluntarily terminate the License Agreement with prior notice to NTC.

We paid NTC an initial, upfront fee of $50 thousand which was recorded as research and development expense upon entering into the License Agreement. Beginning on the first anniversary of the effective date of the License Agreement and on each subsequent anniversary, we are required to pay NTC a $50 thousand annual maintenance fee until the first sale of a product for which a royalty is due. We are also required to make a payment to NTC of $50 thousand upon assigning the License Agreement to a third-party. The License Agreement provides for a one-time payment of $50 thousand for the first dose of a product covered by a valid claim of a licensed patent (a “Milestone Product”) in the first patient in a Phase 1 clinical trial or, if there is no Phase 1 clinical trial, in a Phase 2 clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a Milestone Product by the U.S. Food and Drug Administration. The first milestone related to the first dose of a Milestone Product, was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a Milestone Product, has not yet been achieved as of the year ended October 31, 2025. We are also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by us, our affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the License Agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country. In the event that we or any of our affiliates or sublicensees manufactures any GMP lot of a licensed product, then we or any such affiliate or sublicensee will be obligated to pay NTC an amount per manufactured gram of GMP (or its equivalent) lot of product, which varies based on the volume manufactured. Such manufacturing payment will expire on a product-by-product basis upon receipt of regulatory approval to market a product in any country in the licensed territory.

For a more detailed description of this agreement, see “Item 1. Business—Intellectual Property—Strategic License Agreement” and “Notes to the Financial Statements—Note 7, License Agreement and Clinical Research Organization” included elsewhere in this Annual Report.

Lease Obligations

Our leases are comprised of all operating leases for Montreal, Canada, Boston, MA USA and Waltham, MA USA office space and Montreal, Canada lab space. Please refer to Note 13 to our consolidated financial statements included elsewhere in this Annual Report for expenses related to the lease obligations in the twelve months ended October 31, 2025, future payment requirements, and the guaranty obligations under the lease agreements.

Purchase and Other Obligations

We enter into contracts in the normal course of business with CROs, CMOs and other third-party vendors for nonclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including those incurred by subcontractors of our suppliers.

The Company did not have material capital expenditure commitments at October 31, 2025.

Critical Accounting Estimates for the years ended October 31, 2025 and 2024

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

Prior to the Reverse Recapitalization, because there was no public market for enGene Inc.’s common shares, its Board of Directors approved the fair value of its common share based on third-party valuations of its common shares. Initially, the enterprise equity value of enGene Inc. was determined using a market approach and/or cost approach by considering the weighting of scenarios estimated using a back-solve method based on recent financing transactions of the Company. This value was then allocated towards the Company’s various securities of its capital structure using an option pricing method, or OPM, and a waterfall approach based on the order of the superiority of the rights and preferences of the various securities relative to one another. Significant assumptions used in the OPM to determine the fair value of common shares include volatility, discount for lack of marketability, and the expected timing of a future liquidity event such as an initial public offering, or sale of our Company in light of prevailing market conditions. This valuation process creates a range of equity values both between and within scenarios. In addition, various objective and subjective factors were considered to determine the fair value of our Common Shares as of each grant date of stock options, including, among other factors:

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

Subsequent to the consummation of the Reverse Recapitalization, the fair value of the Common Shares used in the Black-Scholes option-pricing model to determine the fair value of the stock option is determined based on the quoted price of our Common Shares. Further, there were no performance conditions outstanding subsequent to the consummation of the Reverse Recapitalization.

Our share-based compensation expense is recorded in general and administrative and research and development expenses in the Company’s consolidated statements of operations and comprehensive loss. We recorded share-based compensation expense of $9.6 million and $5.3 million for the fiscal years ended October 31, 2025 and 2024, respectively. See “Notes to the Financial Statements—Note 10, Share-Based Compensation" for additional information.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the reports of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report, and such information is incorporated by reference herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management, under the supervision of and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Based on our assessment, management concluded that, as of October 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of October 31, 2025, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm as the Company’s status as an “emerging growth company” and a “non-accelerated filer” exempts it from such requirement, pursuant to established rules of the SEC.

Remediation Efforts to Address the Material Weakness

As previously reported, in connection with our preparation and the audit of our consolidated financial statements as of and for the years ended October 31, 2024 and 2023, we identified material weaknesses, as defined under the Exchange Act, in our internal control over financial reporting. The material weaknesses related to a lack of formal policies, procedures, and controls over financial reporting, a lack of sufficient accounting and financial reporting personnel with requisite knowledge of GAAP, general information technology controls that were not designed appropriately, and a lack of appropriate segregation of duties. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

Based on the remediation efforts described below, these material weaknesses have been tested and determined to be remediated as of October 31, 2025. Remediation efforts included the following:

•
hiring finance and accounting personnel with adequate experience and U.S. GAAP knowledge, including a Chief Financial Officer;
•
establishing adequate review and approval processes and procedures based on the roles and responsibilities of each accounting members;
•
implementing a risk assessment over financial reporting controls;
•
designing and implementing policies, procedures and controls around key business and financial reporting process and general information technology controls;
•
enhancing software tools to ensure segregation of duties; and
•
engaging a professional accounting services firm to assist with the documentation and assessment of our internal controls for compliance with the Sarbanes-Oxley Act.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, concluded that, as of October 31, 2025, our disclosure controls and procedures and internal control over financial reporting were effective at a reasonable assurance level. However, our management does not expect that effective disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Other than the items discussed above with respect to the remediation of previously identified material weaknesses, there were no other changes in our internal control over financial reporting during the fourth quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report and will be incorporated by reference from our definitive proxy statement relating to our 2026 annual meeting of shareholders, pursuant to Regulation 14A of the Exchange Act, which we refer to as our 2026 Proxy Statement. We expect to file our 2026 Proxy Statement with the SEC within 120 days of October 31, 2025.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 of Form 10-K regarding executive compensation will be included in our 2026 Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 of Form 10-K regarding executive compensation will be included in our 2026 Proxy Statement and, other than the information required by Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 of Form 10-K regarding security ownership of certain beneficial owners and management will be included in our 2026 Proxy Statement and is incorporated herein by reference.

The information required by Regulation S-K Item 201(d) is set forth herein under “Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Form 10-K regarding certain relationships and related transactions and director independence will be included in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 of Form 10-K regarding principal accountant fees and services will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

4.7	Form of Indenture (incorporated by reference to Exhibit 4.1 to enGene’s Form S-3 Registration Statement Registration No.: 333-283201 filed with the SEC on November 13, 2024).
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to enGene’s Current Report on Form 8-K filed with the SEC on November 14, 2025).
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

10.17	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.25 of enGene’s Current Report on Form 8-K filed with the SEC on October 31, 2023).
10.18	Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on May 15, 2024).
10.19	enGene Holdings Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on June 10, 2025).
10.20(a)

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Ronald H. W. Cooper. (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).#

10.20(b)*	Amendment to Employment Agreement, dated October 2, 2025, by and between enGene USA, Inc. and Ronald H.W. Cooper.#
10.21

Inducement Grant Agreement, dated July 22, 2024, by and between enGene Holdings Inc. and Ronald H. W. Cooper (incorporated herein by reference to Exhibit 10.5 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.22(a)

Employment Agreement, dated December 13, 2023, by and between enGene USA, Inc. and Ryan Daws (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on December 13, 2023).#

10.22(b)

Amended Employment Agreement, dated June 10, 2025, by and between enGene USA, Inc. and Ryan Daws (incorporated by reference to Exhibit 10.3 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on June 12, 2025).#

10.23

Employment Agreement, dated April 22, 2024, by and between enGene USA, Inc. and Lee Giguere (incorporated by reference to Exhibit 10.2 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on June 14, 2024).#

10.24

Amended and Restated Employment Agreement, dated October 16, 2024, by and between enGene USA, Inc. and Alexander Nichols (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 21, 2024).#

10.25

Amended and Restated Employment Agreement, dated October 21, 2024, by and between enGene Inc. and Anthony T. Cheung (incorporated herein by reference to Exhibit 10.32 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).#

10.26

Employment Agreement, dated October 21, 2024, by and between enGene USA, Inc. and Joan Connolly (incorporated herein by reference to Exhibit 10.33 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024)#

10.27

Employment Agreement, dated May 21, 2025, by and between enGene USA, Inc. and Amy Pott (incorporated by reference to Exhibit 10.2 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on June 12, 2025).#

10.28

Employment Agreement, dated July 8, 2025, by and between enGene USA, Inc. and Jill Buck (incorporated by reference to Exhibit 10.6 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2025).#

10.29

Employment Agreement, dated July 8, 2025, by and between enGene USA, Inc. and Matthew Boyd (incorporated by reference to Exhibit 10.7 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2025).#

10.30(a)

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.01 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).#

10.30(b)

Transition and Modification Agreement, dated February 13, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).#

10.30(c)

Amendment to Transition and Modification Agreement, dated July 23, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).#

10.31

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Raj Pruthi (incorporated herein by reference to Exhibit 10.3 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.32*	Employment Agreement, dated September 15, 2025, by and between enGene USA, Inc. and Hussein Sweti
10.33

Amended and Restated Loan and Security Agreement, dated December 22, 2023, by and among enGene Holdings Inc., enGene Inc. and enGene USA, Inc., as borrower, Hercules Capital, Inc., as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to enGene’s Current Report on Form 8-K filed with the SEC on December 28, 2023). †+

10.34

First Amendment to Amended and Restated Loan and Security Agreement, dated December 18, 2024 (incorporated herein by reference to Exhibit 10.36 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024). †+

10.35	Form of Subscription Agreement, dated February 13, 2024 (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).
10.36	Form of Subscription Agreement, dated October 24, 2024 (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 25, 2024).
10.37

Open Market Sale AgreementSM, dated December 20, 2024, by and between enGene Holdings Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 of enGene’s Current Report on Form 8-K filed with the SEC on December 20, 2024).

10.38

99 High Street Office Lease, dated June 4, 2025, by and between 99 High Street Owner LLC and enGene USA, Inc. (incorporated by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on June 9, 2025).

10.39

Lease Agreement Guaranty, dated June 4, 2025, by enGene Holdings Inc. in favor of 99 High Street Owner LLC (incorporated by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on June 9, 2025).

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

enGene Holdings Inc.

Date: December 22, 2025	By:	/s/ Ronald H. W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald H. W. Cooper	Chief Executive Officer, President and Director (Principal Executive Officer)	December 22, 2025
Ronald H. W. Cooper

/s/ Ryan Daws	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 22, 2025
Ryan Daws

/s/ Philip Astley-Sparke	Director	December 22, 2025
Philip Astley-Sparke

/s/ Michael Heffernan	Director	December 22, 2025
Michael Heffernan

/s/ Gerald Brunk	Director	December 22, 2025
Gerald Brunk

/s/ Dr. Richard Glickman	Director	December 22, 2025
Dr. Richard Glickman

/s/ Dr. William Grossman	Director	December 22, 2025
Dr. William Grossman

/s/ Paul Hastings	Director	December 22, 2025
Paul Hastings

/s/ Wouter Joustra	Director	December 22, 2025
Wouter Joustra

/s/ Lota Zoth	Director	December 22, 2025
Lota Zoth

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
enGene Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of enGene Holdings Inc. (the Company) as of October 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Montreal, Canada
December 22, 2025

ENGENE HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	October 31, 2025	October 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,152	$173,004
Marketable securities - short term	143,584	65,328
Restricted investments	79	72
Investment tax credits receivable	927	332
Prepaid and other current assets	6,649	8,626
Total current assets	201,391	247,362
Marketable securities - long term	8,522	59,527
Property and equipment, net	2,477	1,169
Operating lease right of use asset	7,716	1,741
Other assets	1,362	1,374
Total assets	$221,468	$311,173
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,688	$1,411
Accrued expenses and other current liabilities	15,275	12,128
Operating lease liabilities, current	2,014	423
Current portion of note payable	8,002	699
Total current liabilities	31,979	14,661
Note payable, net of current portion	15,324	22,473
Operating lease liabilities, net of current portion	6,455	1,427
Total liabilities	53,758	38,561

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 52,018,658 and 50,976,676 shares issued and outstanding as of October 31, 2025 and October 31, 2024, respectively.	513,281	509,811
Additional paid-in capital	27,349	18,950
Accumulated other comprehensive loss	(888)	(1,419)
Accumulated deficit	(372,032)	(254,730)
Total shareholders’ equity	167,710	272,612
Total liabilities and shareholders’ equity	$221,468	$311,173

The accompanying notes are an integral part of these consolidated financial statements.

ENGENE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	Year Ended October 31,
	2025	2024
Operating expenses:
Research and development	$94,480	$38,315
General and administrative	28,685	23,982
Total operating expenses	123,165	62,297
Loss from operations	123,165	62,297
Other (income) expenses, net:
Interest income	(9,426)	(10,413)
Interest expense	2,994	2,798
Gain on extinguishment of debt	—	366
Other expenses (income), net	569	113
Total other income, net	(5,863)	(7,136)
Net loss before income taxes	117,302	55,161
Provision for (recovery of) income taxes	—	(19)
Net loss	$117,302	$55,142

Other comprehensive loss:
Unrealized (gain) loss on available-for-sale investments	(531)	(403)
Total comprehensive loss	$116,771	$54,739

Net loss per share of common shares, basic and diluted	$2.29	$1.46
Weighted-average common shares outstanding, basic and diluted	51,119,479	37,782,346

The accompanying notes are an integral part of these consolidated financial statements.

ENGENE HOLDINGS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2023	23,197,976	$259,373	$13,717	$(1,016)	$(199,588)	$72,486
Exercise of stock options	116,752	295	(182)	—	—	113
Share-based compensation expense	—	—	5,324	—	—	5,324
Issuance of common shares in connection with February PIPE Financing, net of issuance costs	20,000,000	187,614	—	—	—	187,614
Issuance of common share in connection with October PIPE Financing, net of issuance costs	6,758,311	56,318	—	—	—	56,318
Issuance of warrants in connection with Amended Term Loan	—	—	319	—	—	319
Issuance of common shares upon exercise of warrants	520,282	6,114	(131)	—	—	5,983
Issuance of common shares upon cashless exercise of warrants	383,355	97	(97)	—	—	—
Other comprehensive loss	—	—	—	(403)	—	(403)
Net loss	—	—	—	—	(55,142)	(55,142)
Balance at October 31, 2024	50,976,676	$509,811	$18,950	$(1,419)	$(254,730)	$272,612
Exercise of stock options	1,041,982	3,470	(1,247)	—	—	2,223
Share-based compensation expense	—	—	9,646	—	—	9,646
Other comprehensive income	—	—	—	531	—	531
Net loss	—	—	—	—	(117,302)	(117,302)
Balance at October 31, 2025	52,018,658	$513,281	$27,349	$(888)	$(372,032)	$167,710

The accompanying notes are an integral part of these consolidated financial statements.

ENGENE HOLDINGS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	Year ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(117,302)	$(55,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	854	806
Gain on extinguishment of debt	—	366
Non-cash lease expense	378	163
Loss on the disposal of property and equipment	—	22
Net amortization of premiums (accretion of discounts) on marketable securities	(3,067)	(232)
Unrealized foreign currency losses (gains)	3	(6)
Share-based compensation expense	9,646	5,324
Depreciation of property and equipment	509	323
Changes in operating assets and liabilities:
Investment tax credit receivable	(595)	2,011
Prepaid expenses and other assets	1,989	(7,566)
Accounts payable	4,942	474
Accrued expenses and other current liabilities	3,130	5,225
Lease liabilities	274	(49)
Net cash used in operating activities	(99,239)	(48,281)
Cash flows from investing activities
Purchases of property and equipment	(1,485)	(925)
Purchases of marketable securities	(160,843)	(125,028)
Proceeds from maturities of marketable securities	137,190	—
Net cash used in investing activities	(25,138)	(125,953)
Cash flows from financing activities
Payment of Reverse Recapitalization and PIPE Financing costs	—	(613)
Proceeds from the February 2024 PIPE Financing	—	260,149
Payments of issuance costs associated with the 2024 PIPE Financing	—	(12,386)
Proceeds from exercise of common share warrants	—	5,983
Proceeds from exercise of stock options	2,223	113
Repayments of term loan principal	(699)	(9,445)
Proceeds from issuance of term loan	—	22,500
Payments of debt issuance costs associated with the term loan	—	(585)
Net cash provided by financing activities	1,524	265,716
Effect of exchange rate changes on cash	1	1
Net (decrease) increase in cash and cash equivalents	(122,852)	91,483
Cash and cash equivalents at beginning of period	173,004	81,521
Cash and cash equivalents at end of period	$50,152	$173,004
Supplemental cash flow information:
Cash paid for interest	$2,289	$1,925
Supplemental disclosure of non-cash investing and financing activities
Reverse Recapitalization and PIPE financing transaction costs included within accrued expenses	—	$3,831
Warrant value issued as part of Amended Term Loan	—	319
Right of use assets obtained in exchange for lease liabilities	6,352	1,904
Property and equipment included in accrued expenses and accounts payable	332	—

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

Merger with Forbion European Acquisition Corp.

Forbion European Acquisition Corporation (“FEAC”) was a special purpose acquisition company (“SPAC”) formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more business or entities. On October 31, 2023 (the “Closing Date”), the Company, FEAC, and enGene Inc., consummated the merger (the “Reverse Recapitalization”) pursuant to a business combination agreement, dated as of May 16, 2023 (the “Merger Agreement”). As a result of the Reverse Recapitalization, the Company became a publicly traded company, and listed its Common Shares and warrants on the Nasdaq Capital Market under the symbols “ENGN” and “ENGNW,” respectively, commencing trading on November 1, 2023, with enGene Inc., a subsidiary of the Company, continuing the existing business operations.

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

The Company has incurred a net loss of $117.3 million and negative cash flows from operating activities of $99.2 million for the year ended October 31, 2025, and, as of that date, has an accumulated deficit of $372.0 million. The Company has not yet commercialized any product candidates and does not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. The Company will need additional funding to support its continuing operations and pursue its development strategy. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through PIPE financings, offering debt, and issuance of redeemable convertible preferred shares and warrants. In November 2025, the Company closed a public offering of its Common Shares and pre-funded warrants to purchase Common Shares which resulted in aggregate gross proceeds to the Company of approximately $149.5 million, before deducting the underwriting discounts and commissions and offering expenses of approximately $9.4 million.

The Company’s ability to continue as a going concern depends on its ability to successfully develop and commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding loans. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash and cash equivalents as of October 31, 2025 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of these consolidated financial statements.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to the accrual of research and development expenses, share-based payments and the recoverability of investment tax credits receivable. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Segment Information

The Company considered the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer (“CEO”). The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. Based on this factor, the Company determined that it operates and manages its business as a single operating segment. As of October 31, 2025, the Company had $7.2 million and $3.0 million in long-lived assets held in the United States and in Canada, respectively. As of October 31, 2024, the Company had $0.4 million and $2.5 million in long-lived assets held in the United States and in Canada, respectively.

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

The Company's investment policy limits investments to certain types of securities issued by the U.S. Government and its agencies, as well as institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the Consolidated Balance Sheets. As of October 31, 2025 and 2024, the Company had no off-balance sheet concentrations of credit risk.

The Company is dependent on third-party CMOs and CRO with whom it does business. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements of active pharmaceutical ingredients and formulated drugs in order to perform research and development activities in its programs. The Company also relies on a limited number of third-party CROs to perform research and development activities on its behalf. These programs could be adversely affected by significant interruption from these providers.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company’s cash and cash equivalents include bank balances, demand deposits and

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

other short-term, highly liquid investments. The fair value of cash and cash equivalents approximate the amortized cost. The Company had $50.2 million of cash and cash equivalents as of October 31, 2025 and $173.0 million of cash and cash equivalents as of October 31, 2024. See Note 17, Subsequent Events, for additional discussion on the Company’s cash position following the closing of an underwritten public offering in November 2025.

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

At October 31, 2025, financial instruments measured at fair value on a recurring basis include marketable securities (see Note 4, Marketable Securities, and Note 3, Fair Value Measurements). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Share-Based Compensation

The Company has an incentive equity plan (the “2023 Incentive Equity Plan” or the “2023 Plan”), whereby employees render services as consideration for equity instruments. The 2023 Plan was adopted on October 31, 2023 upon the completion of the Reverse Recapitalization and superseded enGene Inc.’s employee stock option plan (the “ESOP”) and equity incentive plan (the “EIP”) (collectively, the “Old Plans”). The 2023 Plan was amended and restated in May 2024 and is now the Company's Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan (the "2023 Plan"), which supersedes all prior plans. The Company measures all share-based awards granted to employees, officers, directors and non-employees based on their fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company accounts for forfeitures of its share-based awards as they occur. The Company issues share-based awards with service-based vesting conditions and awards with both performance and service-based vesting conditions. For share-based awards with service-based vesting conditions, the Company records the expense using the straight-line method including when such awards have graded vesting. For share-based awards with both performance and service-based vesting conditions, the Company records the expense using an accelerated attribution method, once the performance conditions are considered probable of being achieved, using management’s best estimate.

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

Significant assumptions used in the OPM to determine the fair value of common shares include volatility, discount for lack of marketability, and the expected timing of a future liquidity event such as an initial public offering (“IPO”), or sale of the Company in light of prevailing market conditions. This valuation process creates a range of equity values both between and within scenarios. In addition, the Company’s Board of Directors considered various objective and subjective factors to determine the fair value of the Company’s common shares as of each grant date, including the prices at which enGene Inc. sold shares of redeemable convertible preferred shares and the superior rights and preferences of the redeemable convertible preferred shares relative to its common shares at the time of each grant, external market conditions, the progress of the Company’s research and development programs, the Company’s financial position, including cash on hand, and its historical and forecasted performance and operating results, and the lack of an active public market for the Company’s common shares and redeemable convertible preferred shares, among other factors.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common shares. The weighted-average number of common shares included in the computation of diluted net loss gives effect to all potentially dilutive common equivalent shares, including outstanding stock options and warrants. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net loss attributable to common shareholders, diluted net loss per share attributable to common shareholders is generally the same as basic net loss per share attributable to common shareholders because dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. See Note 11, Net Loss per Share, for further detail.

Deferred Transaction Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that were directly associated with PIPE or public financings as deferred transaction costs until such transaction was consummated. After the consummation of such transaction, these costs are recorded within equity as a reduction of the common share and warrants value within additional paid in capital. Costs are allocated to each equity instrument on a relative fair value basis for transactions that include both instruments.

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

Amounts received or receivable resulting from government assistance programs, including investment tax credits for SR&ED, are recognized when there is reasonable assurance that the amount will be received, and all attached conditions will be complied with. Reimbursements of eligible SR&ED expenditures pursuant to government assistance programs are received in cash. The amounts

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

receivable are recorded as reductions of research and development costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim. During the years ended October 31, 2025 and 2024, the Company recorded $0.6 million and $0.4 million, respectively, as a reduction of research and development expense associated with SR&ED investment tax credits.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280: Improvements to Reportable Segment Disclosures) (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. The ASU is effective for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this accounting standard during the year ended October 31, 2025 and there was no impact on the Company’s reportable segments identified. Required disclosures have been included in Note 15 "Segment Reporting".

Recently Issued Accounting Pronouncements – Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software, which removes references to project stages and clarified when the Company is required to begin capitalizing eligible costs. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. ASU 2025-06 may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this updated standard on its consolidated financial statements and related disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which improves transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU No 2023-09 is effective for the Company's annual financial statements for the year ending October 31, 2026. The Company is currently evaluating the impact of the guidance on the financial statements and related disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, which amends GAAP to reflect updates and simplifications to certain disclosure and presentation requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into codification. Each amendment in ASU 2023-06 is effective on the date on which the SEC's removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective but will not be effective if the SEC has not removed the applicable disclosure requirements by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of the amendments on its financial statements and related disclosures.

3. Fair Value Measurements

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of October 31, 2025:

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

		October 31, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$8,642	$8,642	$-	$-
U.S. government treasuries	21,623	$21,623	$-	$-
Government agency securities	3,249	$-	$3,249	$-
Short term marketable securities:
U.S. government treasuries	125,467	$125,467	$-	$-
Government agency securities	18,117	$-	$18,117	$-
Long term marketable securities:
U.S. government treasuries	8,522	$8,522	$-	$-
Total financial assets	$185,620	$164,254	$21,366	$-

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of October 31, 2024:

		October 31, 2024
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$121	$121	$—	$—
U.S. government treasuries	94,236	94,236	—	—
Government agency securities	9,955	—	9,955	—
Short term marketable securities:
U.S. government treasuries	51,574	51,574	—	—
Government agency securities	13,754	—	13,754	—
Long term marketable securities:
U.S. government treasuries	49,627	49,627	—	—
Government agency securities	9,900	—	9,900	—
Total financial assets	$229,167	$195,558	$33,609	$—

As of October 31, 2025 and 2024, the Company classified its government agency marketable securities as Level 2 within the valuation hierarchy. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the years ended October 31, 2025 and 2024, there were no transfers or reclassifications between fair value measure levels of assets or liabilities. The carrying values of all other financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

4. Marketable securities

The Company invests in money market funds, U.S. Treasury and government agency debt securities; all marketable securities are classified as available-for-sale and carried at fair value, with unrealized changes in fair value reflected in the other comprehensive income (loss) in the consolidated statements of shareholders' equity.

As of October 31, 2025, the marketable securities consisted of the following:

	October 31, 2025
Description	Amortized Cost	Unrealized Holdings Gains	Unrealized Holdings Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$8,642	$—	$—	$8,642
US treasury	146,984	$131	$(25)	$147,090
Government agency securities	21,368	$7	$(9)	$21,366
Total cash equivalents and short-term investments	$176,994	$138	$(34)	$177,098
Long-term investments:
US treasury	8,498	$25	$(1)	$8,522
Total long-term investments	$8,498	$25	$(1)	$8,522
Total	185,492	163	(35)	185,620

As of October 31, 2025, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for U.S. government securities that had maturities of one to two years.

As of October 31, 2025, the Company held 50 securities, 14 of which, with an aggregate fair value of $55.9 million, were in unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months. The Company does not intend to sell its investments before recovery of the amortized cost basis of its debt securities at maturity and no allowance for credit losses was recorded as of October 31, 2025 because the decline in fair value below amortized cost is not related to credit losses. Securities are evaluated at the end of each reporting period. The unrealized losses on U.S. Treasury and Government agency securities range from 0-1% of their amortized cost.

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

Accrued interest receivable on the Company's available-for-sale debt securities totaled $1.3 million and $0.7 million as of October 31, 2025 and 2024, respectively, and was presented within prepaids and other current assets on the Company's consolidated balance sheets. No accrued interest receivable was written off during the twelve months ended October 31, 2025 or 2024.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended October 31, 2025 or 2024.

5. Property and Equipment, Net

As of October 31, 2025 and 2024, property and equipment consisted of the following:

	October 31,	October 31,
	2025	2024
Lab equipment	$3,134	$2,191
Computer equipment	169	62
Computer software	144	146
Office furniture	871	141
Leasehold improvements	262	239
Property and equipment	4,580	2,779
Less: Accumulated depreciation and amortization	2,103	1,610
Property and equipment, net	$2,477	$1,169

Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million for the year ended October 31, 2025 and 2024, respectively.

6. Accrued Expenses and Other Current Liabilities

As of October 31, 2025 and 2024, accrued expenses and other current liabilities consisted of the following:

	October 31,	October 31,
	2025	2024
Accrued research and development expenses	$9,397	$3,773
Employee compensation and related benefits	4,053	3,475
Professional fees	1,229	824
Accrued income taxes payable	19	—
Accrued financing costs	—	3,831
Other	577	225
Total accrued expenses and other current liabilities	$15,275	$12,128

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

The License Agreement provides for a one-time payment of $50 thousand for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase 1 clinical trial or, if there is no Phase 1 clinical trial, in a Phase 2 clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a milestone product by the U.S. Food and Drug Administration. The first milestone related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone, regulatory approval of a milestone product, has not yet been achieved as of the year ended October 31, 2025. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the years ended October 31, 2025 and 2024, the Company incurred $50 thousand of expenses related to the annual maintenance fee under the License Agreement. During the year ended October 31, 2025, the Company incurred a fee of $235 thousand related to the manufacturing payment under the License Agreement. There were no fees related to the manufacturing payment incurred during the year ended October 31, 2024. All expenses related to License Agreement are recorded within research and development expenses.

8. Notes Payable

Amended Loan and Security Agreement and the First Amendment

On December 30, 2021, the Company entered into a Loan and Security Agreement (the "Prior Loan Agreement") with Hercules Capital, Inc. ("Hercules") for the issuance of a term loan facility with an aggregate principal amount of up to $20.0 million (the “Prior Term Loan”). On December 22, 2023 (the "Hercules Closing Date"), the Company entered into an amended and restated loan and security Agreement (the "Amended Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"). The Amended Loan Agreement amended and restated in its entirety the Prior Loan Agreement. The Amended Loan Agreement provides for a term loan facility of up to $50.0 million available in multiple tranches (the “Term Loan”), as follows: (i) an initial term loan advance (the “Tranche 1 Advance”) that was made on the Tranche 1 Advance closing of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the Prior Loan Agreement, (ii) subject to the achievement of the specified Interim Milestone (the “Interim Milestone”), which includes no default or event of default, delivery of written notice to the Lenders that the Company has conducted an analysis of interim efficacy of data from the clinical evaluation of detalimogene in the Phase 2 clinical study, and satisfaction of certain other conditions precedent, a right of the Company to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $7.5 million from the date of achievement of the Interim Milestone through the earlier of (x) 60 days following the achievement of the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time up to and including the Amortization Date (as defined below) that the Lenders make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million. The Company is required to pay upon the earlier of January 1, 2028 ( the “Maturity Date”) or payment in full of the Term Loan, an end of term fee equal to 5.50% of the aggregate principal amount of the Term Loan (the “End of Term Charge”). The Company was also required to pay on July 1, 2025 or, if earlier, the date the Company prepays the Term Loan, $0.7 million representing the Prior Term Loan End of Term Charge (the "Prior Term Loan End of Term Charge" and "End of Term Charge", collectively the “End of Term Charges”).

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The Company accounted for the Amended Loan Agreement as an extinguishment of the Prior Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.4 million as a component within other income and expense in the Company's consolidated statement of operations during the year ended October 31, 2024, which represented the difference between the reacquisition price of the debt, including fees and the initial fair value of the warrants paid directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

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

As of October 31, 2025, the Company had borrowed $22.5 million under the Amended Loan Agreement and incurred $2.2 million of debt discount and issuance costs inclusive of legal fees and End of Term Charges under the Term Loan. The remaining $27.5 million of the uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent described above remains undrawn and available to the Company. The Prior Term Loan End of Term Charge of $0.7 million was paid during the year ended October 31, 2025.

The Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 0.75% (capped at 9.75%) and (b) 9.25%. The Term Loan also bears additional payment-in-kind interest at an annual rate of 1.15%, which is added to the outstanding principal balance of the Term Loan on each monthly interest payment date. Borrowings under the Amended Loan Agreement, as amended by the First Amendment, are repayable in monthly interest-only payments through the "Amortization Date", which is either: (x) if the Interim Milestone is achieved and there has been no default, January 1, 2026, or (y) if the Interim Milestone and certain clinical milestones are achieved and there has been no default, July 1, 2026. After the Amortization Date, the outstanding Term Loan and interest shall be repayable in equal monthly payments of principal and accrued interest until the Maturity Date. Through October 31, 2025, the Company has achieved the Interim Milestone but has not yet achieved certain clinical milestones. Amounts payable on January 1, 2026 were classified as current liabilities on the consolidated balance sheet for the year ended October 31, 2025. The effective interest rate of the Term Loan was 11.63% as of October 31, 2025 and October 31, 2024.

In connection with the Amended Loan Agreement, as amended by the First Amendment, the Company granted Hercules a security interest senior to any current and future debts and to any security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, subject to limited exceptions including the Company’s intellectual property.

The Amended Loan Agreement, as amended by the First Amendment, contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Amended Loan Agreement, as amended by the First Amendment, also contains certain events of default and representations, warranties and non-financial covenants of the Company. The Company is in compliance with the financial covenants at October 31, 2025 and October 31, 2024.

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

Subsequently issued Hercules Common Share Warrants shall be substantially in the form of the Closing Date Warrants.

As of October 31, 2025 and 2024, the carrying value of the Term Loan consists of the following:

	October 31, 2025	October 31, 2024
Note payable, including End of Term Charge	$24,231	$24,663
Debt discount, net of accretion	(1,088)	(1,673)
Accrued interest	183	182
Note payable, net of discount	$23,326	$23,172

As of October 31, 2025, the Company classified $8.0 million of the note payable as current. As of October 31, 2024, the Company classified $0.7 million of the note payable as current, which represented the back-end fee associated with the refinancing of the Prior Term Loan. During the years ended October 31, 2025 and 2024, the Company recognized $2.4 million and $2.2 million of interest expense related to the Amended Loan Agreement, respectively, and $0.6 million each year related to the amortization of the debt discount.

As of October 31, 2025, the estimated future principal payments due under the Loan Agreement, including the contractual End of Term Charge, are as follows:

Note Principal Payments
2026	$8,417
2027	10,987
2028	5,161
Total principal payments, including End of Term Charge	24,565

As of October 31, 2025, management believes that the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value based on the consideration of the Company’s credit risk and terms of the borrowing from Hercules.

9. Common Shares

The Company has an unlimited number of authorized shares of Common Shares, with no par value. As of October 31, 2025 and 2024 there were 52,018,658 and 50,976,676 common shares outstanding, respectively.

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The holders of the Common Shares are entitled to one vote for each Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of preferred stock. Through October 31, 2025, no cash dividends had been declared or paid.

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

On December 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $100,000,000 of Common Shares. The Company will pay Jefferies a commission of up to 3.0% of the gross proceeds of Shares sold pursuant to the Sale Agreement, and has agreed to provide Jefferies with customary indemnification and contribution rights. The Company has also agreed to reimburse Jefferies for certain specified expenses. The Company is not obligated to sell any Shares under the Sale Agreement. The offering of the Shares pursuant to the Sale Agreement will terminate upon the termination of the Sale Agreement by Jefferies or the Company, as permitted therein. Through October 31, 2025, the Company sold no Common Shares under the Sale Agreement.

Warrants to Purchase Common Shares

As of October 31, 2025 and 2024, the Company had 8,511,968 warrants to purchase common shares outstanding.

Of the warrants to purchase Common Shares outstanding as of October 31, 2025, 8,449,555 have an exercise price of $11.50, and are exercisable through October 31, 2028. The Company may elect to call in the warrants for redemption if the share price of the Company equals or exceeds $18.00 for any twenty (20) trading days within the thirty (30) trading-day period ending on the third (3rd) trading day prior to the date on which notice of the redemption is given, subject to adjustments as provided in the terms of the warrant agreement.

The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

The additional 62,413 of the warrants to purchase Common Shares outstanding as of October 31, 2025, were issued as part of the Amended Loan Agreement on December 22, 2023, have an exercise price of $7.21, are exercisable at any time beginning on December 22, 2023, and expire on December 22, 2030, or seven years from the issuance date. The common share warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Please refer to Note 10, Share-Based Compensation, below for the summary of the Common Shares reserved for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under and outside the Company's Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan.

See Note 17, Subsequent Events, for a discussion of Common Shares and pre-funded warrants to purchase Common Shares issued by the Company pursuant to an underwritten public offering in November 2025.

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

As of October 31, 2025, inclusive of (i) the common shares subject to the outstanding grants under the prior plans, and (ii) 2,548,833 Common Shares added on January 2, 2025 under the Evergreen Provision, there were 8,651,209 of Common Shares reserved for issuance under the Plan and there are 2,933,304 shares remaining for issuance.

2025 Employee Stock Purchase Plan

On June 10, 2025, at its 2025 Annual General Meeting of shareholders, the shareholders of enGene Holdings Inc. approved the adoption of the 2025 Employee Stock Purchase Plan (the "ESPP”), pursuant to which 2,000,000 common shares of the Company, no par value, were reserved for issuance. The price of common shares purchased under the ESPP is equal to 85% of the lower of the fair market value of the common shares on the first trading day of the offering period or the relevant purchase date and is subject to change by a Plan Administrator prior to each purchase period. As of October 31, 2025, there were no shares issued and 2,000,000 shares remained available for issuance.

Inducement Grants

The Company may grant inducement equity award consisting of a non-qualified stock option to purchase Common Shares to newly hired employees as an inducement material to the employee's entering into employment with the Company, in accordance with NASDAQ Listing Rule 5635(c)(4), which, if made, are granted outside of the 2023 Plan. During year ended October 31, 2025, the Company issued options to purchase an aggregate of 1,709,550 Common Shares to certain new hire employees at a weighted-average exercise price of $5.59 per share. The options awarded have an exercise price equal to the closing stock price of the Company on the date of the grant and vest over four years, with 25% of the underlying shares vesting on the one-year anniversary of the grant date and the remainder vesting in equal amounts monthly for three years thereafter, subject continued service as an employee. The options have a term of 10 years from the date of the grant. During the year ended October 31, 2024, the Company issued options to purchase an aggregate of 1,643,000 Common Shares to certain new hire employees at a weighted-average exercise price of $8.69 per share.

As of October 31, 2025, 493,851 of the inducement grant stock options have vested, 37,200 have been forfeited and none have expired, and, other than forfeited options, all options remain outstanding.

As of October 31, 2025, and 2024, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under the 2023 Plan and options granted outside of the 2023 Plan as part of the inducement grants:

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	October 31,	October 31,
	2025	2024
Warrants to purchase common shares	8,511,968	8,511,968
Incentive options to purchase common shares awarded pursuant to the 2023 Plan	5,717,948	4,391,512
Inducement grant stock options awarded outside of the 2023 Plan	3,315,350	1,643,000
Remaining shares reserved for future issuance under the 2023 Plan	2,933,304	2,752,889
Remaining shares reserved for future issuance under ESPP	2,000,000	—
Total	22,478,570	17,299,369

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the years ended October 31, 2025 and 2024, were as follows:

Year ended October 31,
	2025	2024
Expected term (in years)	5.5-6.08	5.51 - 6.08
Expected volatility	78.78-83.53%	78.24 - 82.33%
Risk-free interest rate	3.84-4.49%	1.78 - 4.66%
Expected dividend yield	—	—
Fair value of common shares and exercise price of options (USD)	$3.31-7.39	$4.73 - 12.60

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price (USD)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2024	6,034,512	$6.88	7.4	$17,809
Granted	4,926,875	6.41
Exercised	(1,041,982)	2.13
Forfeited or expired	(886,107)	9.86
Outstanding as of October 31, 2025	9,033,298	$6.93	8.5	$10,979
Options vested and exercisable as of October 31, 2025	2,935,183	$6.07	7.0	$6,497
Options unvested as of October 31, 2025	6,098,115	$7.35	$9.2	$4,482

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting date.

The weighted-average grant-date fair value per share of share options granted during the years ended October 31, 2025 and 2024 was $4.62 and $7.30, respectively.

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

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Year Ended October 31,
	2025	2024
Research and development	$3,282	$1,794
General and administrative	6,364	3,530
Total share-based compensation expense	$9,646	$5,324

As of October 31, 2025, there was $30.7 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.0 years.

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented, retrospectively restated to reflect the exchange of shares upon the close of the reverse recapitalization:

	Year Ended October 31,
	2025	2024
Numerator:
Net loss attributable to common shareholders, basic and diluted	$117,302	$55,142
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted	51,119,479	37,782,346
Net loss per common share, basic and diluted	$2.29	$1.46

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders during the year ended October 31, 2025, and 2024 because including them would have had an anti-dilutive effect:

	Year Ended October 31,
	2025	2024
Warrants to purchase common shares	8,511,968	8,511,968
Options to purchase common shares	9,033,298	6,034,512
Total	17,545,266	14,546,480

12. Income Taxes

Loss before provision for income taxes consisted of the following:

	Year ended October 31,
	2025	2024
Domestic (Canada)	$(103,727)	$(53,460)
Foreign (US)	(13,575)	(1,701)
Loss before income taxes	$(117,302)	$(55,161)

The components of the provision for (recovery of) income taxes is as follows:

	Year ended October 31,
	2025	2024
Current expense (benefit):
Domestic (Canada)	$—	$—
Foreign (US)	—	(19)
Total current expense (benefit)	—	(19)

Deferred expense (benefit)
Domestic (Canada)	—	—
Foreign (US)	—	—
Total deferred tax expense (benefit)	—	—

Total income tax expense (benefit)	$—	$(19)

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended October 31,
	2025	2024
Income at Canadian statutory rate	26.50%	26.50%
State taxes, net of federal benefit	0.66%	0.18%
Permanent differences	(0.29)%	(2.77)%
Tax credits	0.60%	1.07%
Foreign rate differential	(0.64)%	(0.17)%
Valuation allowance	(26.82)%	(25.02)%
Other	(0.01)%	0.24%
	(0.00)%	0.03%

The net deferred income tax balances related to the following:

	October 31,
	2025	2024
Deferred tax assets:
R&D expenditures	10,021	8,172
Net operating loss (NOL) carryforwards	61,127	31,661
Capital loss carryforwards	285	97
Investment tax credits, net	2,688	1,934
Property and equipment	270	704
Financing costs	4,000	5,452
Accruals	924	747
Operating lease liability	2,270	404
Note payable	15	197
Stock-based compensation	894
Other	—	1
Total deferred tax assets	82,494	49,369
Deferred tax liabilities:
Operating lease-right of use asset	(2,068)	(377)
Total deferred tax liabilities	(2,068)	(377)
Valuation allowance	(80,426)	(48,992)
Net deferred tax assets (liability)	—	—

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the provinces and states in which the Company operates or does business. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of evaluating new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of October 31, 2025 and 2024, no uncertain tax positions have been recorded in the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of October 31, 2025 and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of October 31, 2025, the Company has Canadian Federal NOL carryforwards of $220.5 million, that expire between 2026 and 2045 and Canadian provincial NOL carryforwards of $214.3 million, that expire between 2028 and 2045. These losses are available to offset future taxable income in Canada and Quebec. As of October 31, 2025, the Company has a U.S. Federal NOL carryforward of $11.7 million, that may be carried forward indefinitely, and a U.S. state NOL carryforward of $10.0 million, which are available to offset against future taxable income in the U.S and Massachusetts. The U.S. State tax loss carryforward will expire between 2041 and 2045. The Company has not recognized the tax benefit of these losses.

As of October 31, 2025, the Company also has non-refundable Canadian investment tax credits of $3.7 million that expire between 2026 and 2045. These credits may be utilized to reduce Canadian federal income taxes payable. The Company has not recognized the tax benefits related to these non-refundable investment tax credits.

As of October 31, 2025, the Company also has capital losses of $2.2 million which are available to be used indefinitely against future capital gains.

As of October 31, 2025, the Company had Scientific Research and Experimental Development (“SR&ED”) expenditures of approximately $36.7 million for Canadian federal and $39.2 million for Québec provincial purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carryforward period. SR&ED expenditures are subject to verification by the tax authorities and, accordingly, the amounts may vary.

13. Leases

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

During the year ended October 31, 2025 and 2024, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Year Ended October 31,
	2025	2024
Lease Cost:
Operating lease cost	$1,266	$444
Variable operating lease cost	—	24
Total operating lease cost	$1,266	$468

The following table summarizes the cash paid for amounts included in the measurement of the Company’s operating lease liabilities for the year ended October 31, 2025, and 2024:

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	Year Ended October 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$620	$365

Maturities of the Company's operating lease liabilities as of October 31, 2025 are as follows:

2026	$2,191
2027	2,391
2028	2,409
2029	2,457
2030	2,502
Thereafter	1,081
Total	13,031
Less: Interest	(4,562)
Total lease liability	$8,469

As of October 31, 2025, the Company had operating lease liabilities of $8.5 million recorded on the balance sheet. As of October 31, 2024, the Company had operating lease liabilities of $1.8 million recorded on the balance sheet.

14. Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of October 31, 2025 and 2024, there were no material claims outstanding.

Purchase and Other Obligations

The Company enters into contracts in the normal course of business with CROs, CMOs and other third-party vendors for nonclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including those incurred by subcontractors of our suppliers.

15. Segment Reporting

The Company operates and manages its business as one operating segment and one reportable segment, which is focused on developing genetic medicines to improve the lives of patients suffering from bladder cancer. The CODM manages the Company’s operations on a consolidated basis, assesses performance for the operating segment and decides how to allocate resources based on consolidated net loss, which is reported on the consolidated statements of operations.

The CODM uses consolidated net loss to evaluate the Company’s spend, deploy resources across research and development activities and monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing the performance of the operating segment and in establishing resource allocation across the organization.

Factors used in determining the reportable segment include the nature of the Company's operating activities, the organizational and reporting structure and the type of information reviewed by the CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The measure of segment assets used in determining how to manage and allocate resources is reported within the Company's consolidated balance sheets as cash and cash equivalents and marketable securities.

The following table summarizes significant segment expenses, other segment items and the measure of segment net loss of the Company's reportable segment for the years ended October 31, 2025 and 2024:

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

	Year Ended October 31,
	2025	2024
Research and development expenses:
Chemistry, Manufacturing and Controls(1)	$49,578	$11,994
Clinical operations(2)	17,915	11,036
Other research and development expenses(3)	7,052	4,598
Personnel-related expenses, excluding stock-based compensation	16,653	8,893
Stock based compensation	3,282	1,794
Total research and development expenses	$94,480	$38,315
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	10,850	8,501
Stock based compensation	6,364	3,530
Other general and administrative expenses(4)	11,471	11,951
Total general and administrative expenses	28,685	23,982
Other segment items(5)	(5,863)	(7,155)
Net loss	$117,302	$55,142

(1) External expenses associated with clinical manufacturing of the Company's lead compound, detalimogene.

(2) External and internal expenses associated with clinical operations related to research and development of the Company's lead compound, detalimogene.

(3) Represents research and development expenses associated with preclinical, medical affairs, regulatory, quality, program management and facility related costs.

(4) Represents general and administrative costs associated with external legal fees, facilities, professional fees, and other overhead costs.

(5) For the year ended October 31, 2025, other segment items consist of $9.4 million of interest income, $3.0 of interest expense, and $0.6 million of other expense, net. For the year ended October 31, 2024, other segment items consists of $10.4 million of interest income, $2.8 million of interest expense, $0.4 million gain on extinguishment of debt, and $0.1 million other expense, net. Interest income consists of interest income earned on cash equivalents and marketable securities. Interest expense consists of interest expense on our term loan. Other (income) expense, net primarily consists of realized and unrealized gains and losses.

16. Related Party Transactions

During the year ended October 31, 2025 the Company did not have transactions with shareholders that hold more than 10% of the total outstanding shares of the Company. During the year ended October 31, 2024, the Company had the following transactions with shareholders that hold more than 10% of the total outstanding shares of the Company:

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

On October 29, 2024, the Company completed the October 2024 PIPE Financing, which provided for the private placement of 6,758,311 Common Shares at a price of $8.90 per share and included both new and existing investors. One of the Company’s current directors and one former director, Messrs. Wouter Joustra and Jasper Bos, respectively, are general partners of FEAC, and an entity affiliated with FEAC was party to one of the October 2024 Subscription Agreements, purchasing an aggregate of 561,797 Common Shares for a total price of approximately $5.0 million in the October 2024 PIPE Financing.

17. Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. Except as noted below, the Company concluded that no subsequent events have occurred that require disclosure.

Public Offering of Common Shares and Pre-Funded Warrants

On November 12, 2025, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”) relating to the issuance and sale by the Company, in an underwritten public offering, of 12,558,823 Common Shares at an offering price of $8.50 per Common Share and pre-funded warrants to purchase 2,735,295 Common Shares at an offering price of $8.4999 per pre-funded warrant,

ENGENE HOLDINGS INC.

NOTES TO THE FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

in each case before underwriting discounts and commissions. The offering closed on November 14, 2025. The aggregate gross proceeds from the offering were approximately $130.0 million, before deducting the underwriting discounts and commissions and offering expenses of approximately $8.2 million.

The Company also granted to the Underwriters a 30-day option to purchase up to 2,294,117 additional Common Shares at the public offering price, less underwriting discounts and commissions (the “Option”), which the Underwriters exercised in full pursuant to a Notice of Exercise dated November 14, 2025. The aggregate gross proceeds from the Option exercise were approximately $19.5 million, before deducting the underwriting discounts and commissions and offering expenses of approximately $1.2 million. The offering closed on November 18, 2025, with respect to the Option.

The pre-funded warrants have an exercise price of $0.0001 and do not expire. A holder (together with its affiliates and other attribution parties) may not exercise any portion of a pre-funded warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Shares immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% (if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5635(b) or any successor rule) upon 61 days’ notice to the Company, subject to the terms of the pre-funded warrants.