Form 10-K/A
period 2025-10-31
enGene Holdings Inc.
filed 2026-02-19
CIK 1980845

d

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

The number of the registrant’s Common Shares outstanding as of February 17, 2026 was 66,989,466.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id: 85 Auditor Name: KPMG LLP Auditor Location: Montreal, Canada

EXPLANATORY NOTE

enGene Holdings Inc. is filing this Amendment No. 1 (the “Amendment No. 1”) to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2025 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2025, only for the purpose of including the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Part III information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

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

In addition, no other information has been updated for any subsequent events occurring after December 22, 2025, the date of the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward-looking statements contained in this Amendment No. 1 are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors” in the Original 10-K), could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

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
•
the possibility that we may be adversely affected by changes in domestic and foreign laws and regulations, including but not limited to resultant changes in business, market, financial, political, legal or geopolitical conditions, including tariffs, economic sanctions and economic slowdowns or recessions, or prolonged government shutdowns or defunding;
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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Management

The following table sets forth, as of February 17, 2026, certain information regarding our directors and executive officers who are responsible for overseeing the management of our business.

Name	Age	Position
Executive Officers
Ronald H.W. Cooper	62	Chief Executive Officer, President and Director
Matthew Boyd	52	Chief Regulatory Officer
Jill Buck	51	Chief Development Officer
Dr. Anthony T. Cheung	55	Chief Scientific Officer
Joan Connolly	56	Chief Technology Officer
Ryan Daws	52	Chief Financial Officer
Lee G. Giguere	45	Chief Legal Officer and Corporate Secretary
Dr. Alexander Nichols	40	Chief Strategy and Operations Officer
Amy Pott	49	Chief Global Commercialization Officer
Dr. Hussein Sweiti	39	Chief Medical Officer and Head of Research and Development

Non-Executive Directors
Philip Astley-Sparke	54	Director
Gerald Brunk	57	Director
Dr. Richard Glickman	67	Chairman
Dr. William Grossman	56	Director
Paul Hastings	66	Director
Michael Heffernan	61	Director
Wouter Joustra	37	Director
Lota Zoth	66	Director

Executive Officers

Ronald H.W. Cooper has served as Chief Executive Officer and as a director of enGene since July 22, 2024 and as President since October 21, 2024. Prior to joining enGene, Mr. Cooper most recently served as the President and Chief Executive Officer and as a member of the board of directors of Albireo Pharma, Inc., a position he held from November 2016 until that company’s acquisition by Ipsen in March 2023. He also previously served as president and chief executive officer of Albireo Limited from July 2015 until November 2016 and as a director of Albireo Limited from September 2015 until Albireo Limited was dissolved in August 2021. Earlier in his career, Mr. Cooper spent nearly 30 years at Bristol-Myers Squibb (“BMS”) in roles of increasing responsibility in sales, marketing and general management, most recently serving as President, Europe. While at BMS, he played a leadership role in several successful product launches. Mr. Cooper currently serves as the Chairman of the board of directors of C4 Therapeutics, Inc. (NASDAQ: CCCC). He previously served as a member of the board of directors of Generation Bio Co. (NASDAQ: GBIO) from March 2021 to February 2026. He is a graduate of St. Francis Xavier University. The Company’s board of directors, or Board, believes Mr. Cooper is qualified to serve as a director due to his extensive experience in the pharmaceutical and biotechnology industries, including in leadership and management roles, and his knowledge of our business as Chief Executive Officer.

Matthew Boyd has served as Chief Regulatory Officer of enGene since July 8, 2025. He previously served as enGene’s Senior Vice President, Regulatory Affairs from September 2024 to July 8, 2025. Prior to enGene, Mr. Boyd was Vice President, Head of Regulatory Affairs and Quality Assurance at Zambon USA Ltd. (“Zambon”) from May 2024 to September 2024. Prior to Zambon, from January 2020 to July 2023, Mr. Boyd was a Vice President, Regulatory Affairs at Albireo Pharma, Inc. From 2014 to 2020, Mr. Boyd held senior positions in Regulatory and Medical Affairs at Sobi, Inc. Prior to Sobi, Mr. Boyd held senior positions in Commercial and Regulatory at EMD Serono, Inc. from 2009 to 2014. Mr. Boyd holds a B.S. from the Philadelphia College of Pharmacy and an MBA from the Kelley School of Business, Indiana University.

Jill Buck has served as Chief Development Officer of enGene since July 8, 2025. She previously served as enGene’s Senior Vice President, Clinical Development Operations from September 2024 to July 8, 2025. Prior to enGene, Ms. Buck was Head, Clinical Development Operations, Rare Diseases at Ipsen S.A. (“Ipsen”) from March 2023 to September 2024. Before joining Ipsen, Ms. Buck was Vice President of Clinical Operations at Albireo Pharma, Inc. from October 2022 until that company’s acquisition by Ipsen in

March 2023. From 2006 to 2021, Ms. Buck held several senior roles in clinical development and operations at Ziopharm Oncology, Inc. and Synageva BioPharma Corp. She holds a B.A. in English and Communications from Boston College.

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

Lee G. Giguere has served as Chief Legal Officer and Corporate Secretary of enGene since January 29, 2024. Prior to joining enGene, Mr. Giguere served as Chief Legal Officer of Obsidian Therapeutics, Inc. from November 2021 to January 2024. From September 2019 to November 2021, Mr. Giguere served as Vice President, General Counsel of Chiasma, Inc. (NASDAQ: CHMA). Prior to Chiasma, Mr. Giguere served as Deputy General Counsel and Assistant Secretary from July 2018 to September 2019 and Associate General Counsel and Assistant Secretary from September 2016 to July 2018 at Karyopharm Therapeutics Inc. (NASDAQ: KPTI). From November 2013 to September 2016, Mr. Giguere served as Senior Securities and Governance Counsel at Boston Scientific Corporation (NYSE: BSX). Mr. Giguere began his professional career in the business law department of Goodwin Procter LLP, where he concentrated his practice on representing public companies in connection with securities law and corporate governance matters and corporate finance transactions. Mr. Giguere holds a J.D. from Northeastern University School of Law and a B.Sc. in Finance from Northeastern University.

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

Amy Pott has served as Chief Global Commercialization Officer of enGene since May 27, 2025. Ms. Pott joined enGene from Astellas Pharma US, Inc. (“Astellas”), where she served as Senior Vice President, Strategic Brand Marketing, Ophthalmics and Rare Diseases from April 2024 to May 2025 and as Head of Commercial, Gene Therapies from January 2021 to April 2024. Prior to Astellas, she was President, North America from April 2019 to October 2020 at Swedish Orphan Biovitrum AB. Prior to Astellas, she was Global Vice President (“GVP”) US Franchise Head for Internal Medicine and Oncology from October 2017 to March 2019 and GVP, US Commercial Operations, from July 2016 to October 2017 at Shire Pharmaceuticals LLC (“Shire”). Before joining Shire, Amy was Vice President, Strategy, Planning and Analytics at Baxalta, Inc. She holds a M.S. in European Studies from the London School of Economics and a B.A. in History from the University of Bristol.

Dr. Hussein Sweiti has served as Chief Medical Officer of enGene since September 29, 2025 and also as Head of Research and Development since February 6, 2026. Prior to joining enGene, Dr. Sweiti served as Global Medical Head, Oncology Clinical Development at Johnson & Johnson since August 2024, where he led end-to-end clinical strategy and execution for the company’s bladder cancer portfolio and was closely involved in U.S. FDA interactions that culminated in an FDA approval for NMIBC in 2025. Prior to this role, Dr. Sweiti held several positions of increasing responsibility at Johnson & Johnson, including Executive Medical Director – Oncology Clinical Research & Development from 2022 to 2024, Medical Director – Oncology Clinical Research & Development from 2019 to 2022, and Country Medical Manager – Oncology Medical Affairs from 2018 to 2019. Before joining Johnson & Johnson, Dr. Sweiti completed a surgical oncology residency and fellowship in Germany from 2010 to 2017. He holds board certification in surgical oncology, ESMO certification in medical oncology and is the author or co-author of over 70 peer-reviewed publications. Dr. Sweiti earned his M.D. from the University of Heidelberg and a M.S. in Public Health from the University of Düsseldorf.

Non-Employee Directors

Philip Astley-Sparke has served as a member of enGene’s Board since July 8, 2025. Mr. Astley-Sparke is a co-founder of Replimune Group, Inc. (NASDAQ:REPL) and a member of its board of directors since 2015, and has served as its Executive Chairman since April 2024. Previously, Mr. Astley-Sparke served as Replimune Group, Inc.’s Chief Executive Officer from January 2020 to April 2024 and its Executive Chairman from its formation in 2015 to January 2020. From 2016 until June 2021, Mr. Astley-Sparke served as Chairman of uniQure N.V., a Nasdaq-listed gene therapy company. From 2013 to 2015, Mr. Astley-Sparke served as uniQure N.V.’s President of U.S. operations, where he established its U.S. infrastructure. Mr. Astley-Sparke served as Vice President and General Manager at Amgen, Inc. until December 2011, following Amgen Inc.’s acquisition of BioVex Group, Inc. in March 2011. Mr. Astley-Sparke was previously President and Chief Executive Officer of BioVex Group, Inc. Prior to BioVex Group, Inc., Mr. Astley-Sparke was a healthcare investment banker at Chase H&Q and qualified as a Chartered Accountant with Arthur Andersen LLP. Mr. Astley-Sparke has been a Venture Partner at Forbion Capital Partners, a venture capital fund, since May 2012. Since 2025, Mr. Astley-Sparke has served as Chairman of Synox Therapeutics Ltd., and he previously served as Chairman of the board of directors of Oxyrane Limited, a biotechnology company, from 2012 to 2020. Mr. Astley-Sparke served on the board of Forbion European Acquisition Corp. from 2021 until the completion of the business combination of enGene Holdings Inc. in October 2023. Mr. Astley-Sparke received a B.Sc. in Cellular and Molecular Pathology from Bristol University. The Board believes Mr. Astley-Sparke is qualified to serve as a director due to his extensive experience in the life science industry and his extensive financial and leadership experience.

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

Dr. Richard M. Glickman has served as a member of enGene’s Board since April 24, 2023 and chairman of the Board since May 14, 2024. Prior to that appointment, he served as chair of the board of enGene Inc. since January 2015, and as a member of that board since October 2011. Dr. Glickman was a co-founder of Aurinia Pharma Corp. where he served as its Chairman and CEO until 2019. He was also the founding Chairman of the Board of Essa Pharma Inc. until October 2025. He is currently a director and Chairman of the compensation committee, and a member of the nominating and corporate governance committee of Eupraxia Pharmaceuticals Inc. (TSX: EPRX; NASDAQ: EPRX), a clinical-stage biotechnology company. Previously, Dr. Glickman was a co-founder of Apsreva Pharmaceuticals where he served as its Chairman and CEO from 2001 to 2006. Dr Glickman is the recipient of numerous awards including the Ernst and Young Entrepreneur of the Year and Canada’s Top 40 under 40. Dr. Glickman holds a B.Sc. in Microbiology and Immunology from McGill University. The Board believes Dr. Glickman is qualified to serve as a director due to his extensive experience in the life science industry, including his broad leadership experience.

Dr. William Grossman has served as a member of enGene’s Board since July 8, 2025. Dr. Grossman currently serves as Co-Founder and Head of Research & Development of Oncko, Inc., a pharmaceutical drug development company, since November 2024. He is also the Founder of Grossman Biotech & Pharma Consulting, LLC, a consulting firm which offers fractional CMO services to biotechnology and venture capital/private equity organizations, since February 2019. Previously, he served as Senior Vice President and Oncology Therapeutic Area Head of Clinical Development at Gilead Sciences, Inc. (NASDAQ: GILD), a biopharmaceutical company, from August 2021 to August 2024. Prior to that, he held Chief Medical Officer roles at Arcus Biosciences from April 2019 to August 2021 and Bellicum Pharmaceuticals, Inc. from February 2018 to April 2019. He has held additional leadership roles at Merck, Baxter, Biothera, AbbVie and Genentech/Roche between 2008 and 2018. He also served at the Children’s Hospital of Wisconsin/Medical College of Wisconsin as Founder and Medical Director of the Clinical Immunodiagnostic and Research Laboratory, Professor for Microbiology and Genetics and Director of the Bone Marrow Transplant Division for the Immunodeficiency Transplant Program from 2004 to 2008. Dr. Grossman has served as a member of the board of directors of Day One Biopharmaceuticals, Inc. (NASDAQ:DAWN) since January 2024. Dr. Grossman received his M.D. and Ph.D. in Immunology from Washington University School of Medicine’s Medical Scientist Training Program and completed his medical and post-doctoral training in the Divisions of Pediatrics and Medicine at Washington University School of Medicine. The Board believes Dr. Grossman is qualified to serve as a director due to his medical training and extensive leadership experience in the biotechnology industry.

Paul Hastings has served as a member of the Board since May 15, 2024. He has served as the Chief Executive Officer and a member of the board of directors of Nkarta, Inc. (NASDAQ: NKTX) since February 2018. Prior to that, Mr. Hastings served as President, Chief Executive Officer, and Director of the publicly traded, clinical-stage biopharmaceutical company OncoMed Pharmaceuticals, Inc. from January 2006 until January 2018. In August 2013, he was elected chairman of the board of directors of OncoMed and served in that role until January 2018. Prior to joining OncoMed, Mr. Hastings was President, Chief Executive Officer, and Director of QLT, Inc., a publicly traded biotechnology company dedicated to the development and commercialization of innovative ocular products, from February 2002 to September 2006. From 2000 to 2002, Mr. Hastings served as President, Chief Executive Officer, and Director of Axys Pharmaceuticals, Inc., which was acquired by Celera Corporation in 2001. Mr. Hastings was also previously the President of Chiron Biopharmaceuticals, a division of Chiron Corporation, President and Chief Executive Officer of LXR Biotechnology, and he held a variety of management positions of increasing responsibility at Genzyme Corporation, including President of Genzyme Therapeutics Europe and President of Worldwide Therapeutics. Mr. Hastings currently serves as the Chair of the board of directors of Specific Biologics, a biopharmaceutical company. Previously he was the chairman of the board of directors of Pacira Biosciences, Inc. (NASDAQ: PCRX), a publicly traded biotechnology company, a member of the board of directors of Relypsa, a publicly traded biotechnology company acquired by Galencia AG, chairman of the board of directors of Proteolix, Inc., a privately held biopharmaceutical company acquired by Onyx Pharmaceuticals, Inc., a member of the board of directors of ViaCell, Inc., a publicly traded biotechnology company sold to Perkin Elmer, and a member of the board of directors of ViaCyte, Inc., a privately held regenerative medicine company acquired by Vertex Pharmaceuticals, Inc. Mr. Hastings has served on the board of directors of the Biotechnology Innovation Organization (“BIO”) for more than two decades, chairing the board from 2021 to 2023 after twice serving as BIO vice chair. Mr. Hastings received a B.Sc. in pharmacy from the University of Rhode Island. The Board believes Mr. Hastings is qualified to serve as a director due to his extensive experience in the pharmaceutical and biotechnology industries, including his leadership and management experience.

Michael Heffernan has served as a member of enGene’s Board since July 8, 2025. Mr. Heffernan is a seasoned biopharmaceutical executive and entrepreneur with over 30 years of experience in the industry. Mr. Heffernan is the Founder of Collegium Pharmaceutical (NASDAQ: COLL), or Collegium, and served as the Chairman and a member of its board of directors until May 2025. Mr. Heffernan served as Interim President and Chief Executive Officer of Collegium from May 2024 until November 2024 and as the President, Chief Executive Officer and a director of Collegium from October 2003 until June 2018. Mr. Heffernan co-founded Avenge Bio, an oncology-focused biotechnology company, where he has served as Chairman since 2019 and served as Chief Executive Officer from January 2022 until May 2024. Mr. Heffernan has built and led multiple companies through numerous financings and successful exits. He has also held leadership positions at Onset Dermatologics, Clinical Studies Ltd., and Eli Lilly and Company. Mr. Heffernan currently serves on the boards of directors of Biohaven Ltd. (NYSE: BHVN) (2020 to present), Trevi Therapeutics (NASDAQ: TRVI) (2017 to present), and Avalo Therapeutics (NASDAQ:AVTX) (2025 to present). Mr. Heffernan previously served on the board of directors of Synlogic, Inc. (NASDAQ:SYBX) from December 2020 to February 2025, and Akebia Therapeutics, Inc. (NASDAQ:AKBA) from December 2018 until June 2022. Mr. Heffernan is a current member of the boards of several privately held companies. He holds a Bachelor of Science in Pharmacy from the University of Connecticut and is a registered pharmacist. The Board believes Mr. Heffernan is qualified to serve as a director due to his extensive experience in building and leading biopharmaceutical companies and driving shareholder value combined with his leadership skills and board experience.

Wouter Joustra has served as a member of the Board since May 15, 2024. He is a General Partner at Forbion, a leading European life sciences venture capital firm. At Forbion, Mr. Joustra is responsible for deal origination, general portfolio management and divestment strategies, and focuses on Forbion’s Growth Opportunities Funds, which concentrates on investing in late-stage life sciences companies. Prior to joining Forbion in 2019, Mr. Joustra previously was a Senior Trader, as well as Executive Board member of the Life Sciences franchise at Kempen, a European boutique investment bank. In this role, Mr. Joustra managed Kempen’s trading portfolio, and was involved in deal structuring and equity capital markets transactions, as well as larger block trades. Mr. Joustra also served as a member of the board of directors of Gyroscope Therapeutics until the closing of its acquisition by Novartis in February 2022 for up to $1.5 billion, the board of directors of VectivBio (NASDAQ: VECT) from December 2022 until the closing of its $1.2 billion acquisition by Ironwood Pharmaceuticals in December 2023, the board of directors of Aiolos Bio until the closing of its acquisition by GSK plc in February 2024 for up to $1.4 billion and the board of Forbion European Acquisition Corp. until the completion of the business combination of enGene Holdings Inc. in October 2023. Currently Mr. Joustra serves on the board of directors of VectorY Therapeutics, Beacon Therapeutics, Navigator Medicines, Verdiva Bio and NewAmsterdam Pharma N.V. (NASDAQ: NAMS). Mr. Joustra holds an M.Sc. in Business Administration and a B.Sc. in International Business and Management from the University of Groningen. The Board believes Mr. Joustra is qualified to serve as a director due to his experience in the biotechnology industry and the venture capital industry.

Lota Zoth has served as a member of the Board since December 18, 2023. Ms. Zoth is a Certified Public Accountant and has also served as a member of the board of directors and chair of the audit committee of Inovio Pharmaceuticals, Inc. (Nasdaq: INO), a biotechnology company, since January 2018 and August 2018, respectively. Ms. Zoth previously served as a member of the board of directors and chair of the audit committee of 89BIO, Inc. (Nasdaq: ETNB), a clinical-stage biopharmaceutical company, from June 2020 to October 2025 and a member of the board of directors and chair of the audit committee of Lumos Pharma, Inc. (Nasdaq: LUMO)

(previously, NewLink Genetics Corporation), a biopharmaceutical company, from November 2012 to December 2024. Ms. Zoth also served as member of the board of directors and chair of the audit committee of Zymeworks Inc. (NYSE: ZYME), a clinical-stage biopharmaceutical company, from November 2016, as chair of the board of directors from September 2019 to January 2022 and as lead director since January 2022, until stepping down from the Zymeworks Inc. board in December 2023. In addition, she previously served as a member of the board of Spark Therapeutics, Inc., a gene therapy platform company, from January 2016 to December 2019, Circassia Pharmaceuticals, plc (LON: CIR), a specialty biopharmaceutical company, from February 2015 to February 2019, Orexigen Therapeutics, Inc., a biopharmaceutical company, from April 2012 to May 2019, Aeras, a non-profit product development organization, from November 2011 to October 2018, Hyperion Therapeutics, Inc., a commercial-stage biopharmaceutical company, from February 2008 to May 2015 and Ikaria, Inc., a commercial stage biopharmaceutical company, from January 2008 to February 2014. Prior to her retirement, Ms. Zoth most recently served as Senior Vice President and Chief Financial Officer of MedImmune, Inc., a biotechnology company, from April 2004 to July 2007 and as Vice President, Controller & Chief Accounting Officer from August 2002 to April 2004. Ms. Zoth received her B.B.A. from Texas Tech University. The Board believes Ms. Zoth is qualified to serve as a director because of her experience as a senior executive and member of the board of other life science companies.

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

Board Composition and Election of Directors

Board Composition

Our board of directors currently consists of nine (9) directors: (i) Ronald H.W. Cooper, the Chief Executive Officer and President of enGene, (ii) Philip Astley-Sparke, (iii) Gerald Brunk, (iv) Dr. Richard Glickman, (v) Dr. William Grossman, (vi) Paul Hastings, (vii) Michael Heffernan, (viii) Wouter Joustra and (ix) Lota Zoth. Under the Business Corporations Act (British Columbia) (“BCBCA”), a director may be removed with or without cause by a resolution passed by a special majority of the votes cast by shareholders present in person or by proxy at a meeting and who are entitled to vote.

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

The terms of office for each of our directors are as follows:

1.
Philip Astley-Sparke, Ronald Cooper, William Grossman and Michael Heffernan have terms expiring at the annual general meeting to be held in 2026;
2.
Paul Hastings, Wouter Joustra and Lota Zoth have terms expiring at the annual general meeting to be held in 2027; and
3.
Gerald Brunk and Richard Glickman have terms expiring at the annual general meeting to be held in 2028.

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

enGene’s Board has determined that (i) each of Philip Astley-Sparke, Gerald Brunk, Richard Glickman, William Grossman, Paul Hastings, Michael Heffernan, Wouter Joustra and Lota Zoth is an independent director under applicable Nasdaq rules and pursuant to NI 52-110 and (ii) each of Philip Astley-Sparke, Gerald Brunk, Richard Glickman, William Grossman, Paul Hastings, Michael Heffernan and Lota Zoth are independent under the heightened independence standards of NI 52-110, the SEC and Nasdaq rules for audit committee independence.

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

Board Committees

The standing committees of the Board consist of an audit committee, a compensation committee, a nominating and corporate governance committee and a research and development committee. The Board may from time to time establish other committees.

Our chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation, the nominating and corporate governance and the research and development committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the board of directors provides appropriate risk oversight of our activities.

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

The audit committee currently consists of Lota Zoth (Chair), Philip Astley-Sparke and Michael Heffernan. The Board has determined that Ms. Zoth qualifies as an audit committee financial expert.

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

The compensation committee currently consists of Gerald Brunk (Chair), Paul Hastings, Michael Heffernan and Wouter Joustra.

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

The nominating and corporate governance committee currently consists of Richard Glickman (Chair), Philip Astley-Sparke, Paul Hastings and Lota Zoth.

Research and Development Committee

enGene’s Board has established a written charter that sets forth the purpose, composition, authority and responsibility of enGene’s research and development committee. The research and development committee’s purpose is to assist the Board by:

(1)
reviewing and providing advice for enGene’s research and development programs;
(2)
providing input and advice on enGene’s preclinical studies, clinical trials and clinical development;
(3)
reviewing and advising the Board regarding the strategic direction of enGene’s research and development activities, including long-term objectives;
(4)
monitoring significant emerging trends and issues in relevant science and technology and considering their potential impact on the Company’s research and development programs; and
(5)
providing advice to management and the Board on the allocation, deployment, and utilization of resources in support of enGene’s research and development activities.

The research and development committee currently consists of William Grossman (Chair), Gerald Brunk and Richard Glickman.

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

Insider Trading Policy

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted and maintain our Insider Trading Policy which we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. Our Insider Trading Policy was filed as Exhibit 19 to the Original Form 10-K filed with the SEC on December 22, 2025. Our Insider Trading Policy governs the purchase, sale and/or other disposition of our securities and applies to all directors, officers, and employees of enGene and its subsidiaries as well as consultants that we may designate from time to time. Pursuant to the Company’s Insider Trading Policy, every Company insider is prohibited from speculative or indirect trading in Company securities – such as short sales, trading in puts, calls or options – or similar rights or obligations to buy or sell Company securities, or the purchase of Company securities with the intention of quickly reselling them. In addition, Company insiders may not buy Company securities on margin, and are prohibited from purchasing financial instruments designed to hedge or offset a decrease in the market value of Company securities. Insiders are strongly discouraged from using Company securities as collateral for loans or in margin accounts. In addition, our policy prohibits Company insiders from purchasing or selling our securities while in possession of material, non-public information, or otherwise using such information for their personal benefit or to make recommendations or express opinions to another person regarding trading our securities. In addition, we maintain a quarterly black-out window and will impose special blackout periods during which applicable individuals may not trade.

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

Delinquent Section 16(a) Reports

Under Section 16(a) of the Exchange Act, directors, executive officers and beneficial owners of 10% or more of our common shares (collectively, “reporting persons”), are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common shares. Based solely on our review of copies of reports filed pursuant to Section 16(a), or written representations from reporting persons, we believe that during the fiscal year ended October 31, 2025, all Section 16(a) filing requirements applicable to the reporting persons were timely met, with the exception of one late Form 4 filing by Matthew Boyd caused by a delay in obtaining his EDGAR filer codes.

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

The compensation provided to our named executive officers for the fiscal years ended October 31, 2025 and 2024 (“fiscal 2025” and “fiscal 2024,” respectively) is detailed in the Summary Compensation Table and accompanying footnotes and narrative that follow this section.

For fiscal 2025, the “named executive officers” and their positions were as follows:

(1)
Ronald H.W. Cooper, our Chief Executive Officer and President;
(2)
Ryan Daws, our Chief Financial Officer; and
(3)
Hussein Sweiti, our Chief Medical Officer.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for the fiscal years ended October 31, 2025 and 2024.

Name and Principal Position(1)	Fiscal Year	Salary ($)(2)	Bonus($) (3)	Option Awards ($)(4)	Nonequity Incentive Plan Compensation(5)	All Other Compensation ($)(6)	Total ($)
Ronald H.W. Cooper	2025	700,000	-	4,544,760	483,000	30,529	5,758,289
Chief Executive Officer and President	2024	196,951	-	7,985,375	246,960	4,526	8,433,812
Ryan Daws	2025	473,000	-	1,497,097	222,640	23,389	2,216,126
Chief Financial Officer
Hussein Sweiti	2025	43,750	212,195	2,894,340	-	1,617	3,151,902
Chief Medical Officer

1.
Mr. Daws and Dr. Sweiti were not named executive officers during fiscal 2024. Mr. Cooper began employment with the Company on July 22, 2024. Dr. Sweiti began employment with the Company on September 29, 2025.
2.
The fiscal 2024 base salary for Mr. Cooper and the fiscal 2025 base salary for Dr. Sweiti represent their prorated base salaries. Mr. Cooper began employment with the Company on July 22, 2024. Dr. Sweiti began employment with the Company on September 29, 2025.
3.
The fiscal 2025 bonus for Dr. Sweiti represents a $150,000 sign-on bonus paid in connection with the commencement of his employment and a $50,000 one-time cash bonus that was payable in February 2026 in lieu of any annual cash incentive compensation for 2025 in accordance with his employment agreement. See “— Employment Arrangements with our Named Executive Officers — Dr. Hussein Sweiti.” In addition, in January 2026, enGene’s compensation committee awarded Dr. Sweiti a discretionary bonus of $12,195 in light of his contributions to the performance of the Company against the pre-established corporate goals during 2025.
4.
The amount reported represents the aggregate grant date fair value of the stock options awarded to Messrs. Cooper and Daws and Dr. Sweiti during fiscal 2025 and to Mr. Cooper during fiscal 2024, calculated in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock option reported in this column are set forth in Note 10 to our consolidated financial statements as of and for the years ended October 31, 2025 and 2024 in the Original Form 10-K. The amount reported in this column reflects the grant date accounting cost for these stock option awards and does not correspond to the actual economic value that may be received by Messrs. Cooper and Daws and Dr. Sweiti upon the vesting of their stock options or any sale of the shares, which depends on the market value of our Common Shares on a date in the future.

5.
The amounts in the “Nonequity incentive plan compensation” column represent annual cash incentive compensation amounts awarded to the named executive officers by enGene’s compensation committee, as detailed in “— Cash Incentive Compensation” below.
6.
For fiscal 2025, “all other compensation” includes the following: (a) 401(k) employer matching contributions in the amounts of $23,473, $18,772 and $1,588 for Mr. Cooper, Mr. Daws and Dr. Sweiti, respectively, (b) life insurance premiums in the amounts of $2,574, $897 and $29 for Mr. Cooper, Mr. Daws and Dr. Sweiti, respectively, and (c) supplemental disability insurance premiums in the amounts of $4,482, $3,720 and $0 for Mr. Cooper, Mr. Daws and Dr. Sweiti, respectively. For fiscal 2024, “all other compensation” for Mr. Cooper includes the following: (a) 401(k) employer matching contributions in the amount of $2,632, (b) life insurance premiums in the amount of $213, and (c) supplemental disability insurance premiums in the amount of $1,681.

Narrative to Summary Compensation Table

Base Salaries

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. For the fiscal year ended October 31, 2025, the annualized base salary for each of Mr. Cooper, Mr. Daws and Dr. Sweiti, was $700,000, $484,000, and $525,000, respectively.

Cash Incentive Compensation

We seek to motivate and reward our executives for achievements relative to our corporate goals and expectations. Cash bonuses are earned by our executives based on the achievement of overall company performance criteria over the course of each calendar year (not fiscal year). Accordingly, amounts for each of the Company’s named executive officers in the “Nonequity incentive plan compensation” column for fiscal 2025 and fiscal 2024 were awarded as a result of the achievement of certain performance measures over calendar years 2025 and 2024. The company performance criteria for calendar years 2025 and 2024 included operational goals in the areas of the clinical development of detalimogene voraplasmid, or detalimogene, the manufacturing of detalimogene, potential indications for detalimogene, preparations for a potential biologics license application submission, financial discipline and building awareness. For 2025, the compensation committee determined that overall corporate performance was achieved based on an assessment of the pre-established corporate goals and determined to grant cash incentive compensation awards to our named executive officers (other than Dr. Sweiti) for 2025 in the amounts of $483,000 and $222,640 to Mr. Cooper and Mr. Daws, respectively. For Dr. Sweiti, his employment agreement provides that in lieu of any annual cash incentive compensation for 2025, he is entitled to a one-time cash bonus of $50,000, to be paid in the second regular payroll cycle in February 2026, subject to his continued employment in good standing through the payment date. See “— Employment Arrangements with our Named Executive Officers — Dr. Hussein Sweiti.” However, as a result of the performance of the company against the pre-established corporate goals during 2025, in January 2026, the compensation committee determined to grant a discretionary bonus award to Dr. Sweiti in the amount of $12,195.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executive officers and our shareholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. We have used stock options to compensate our executive officers in the form of initial grants in connection with the executive officer’s appointment to his or her position, which are typically negotiated in connection with their hiring, and generally on an annual basis thereafter. In connection with the hiring of Dr. Sweiti in September 2025, we awarded him a stock option for Common Shares in the amount of 600,000. In connection with our annual compensation process, in January 2025, we awarded stock options for Common Shares in the amounts of 850,000 and 280,000 to Messrs. Cooper and Daws, respectively. The new hire stock options we grant to executives have a 10-year term and vest over four years, with 25% of the underlying shares vesting on the one-year anniversary of the grant date or employment commencement date, as applicable, and the remainder vesting in equal amounts monthly for three years thereafter, subject to the executive officer’s continued service as an employee of, or other service provider to, the Company through the applicable vesting dates. The stock options we grant to executives on an annual basis have a 10-year term and vest in equal amounts monthly over four years, subject to the executive officer’s continued service as an employee of, or other service provider to, the Company through the applicable vesting dates.

Employment Arrangements with our Named Executive Officers

Ronald H.W. Cooper

On July 22, 2024, in connection with Mr. Cooper’s appointment as Chief Executive Officer, enGene USA, Inc., an indirect, wholly-owned subsidiary of the Company (“enGene USA”), Mr. Cooper entered into an employment agreement, which we subsequently amended on October 2, 2025 (as amended, the “Cooper Employment Agreement”). The Cooper Employment Agreement has no fixed term and is terminable at will. Mr. Cooper is entitled under the Cooper Employment Agreement to an annual base salary of $700,000, an annual 60% bonus opportunity, and to participate in enGene USA’s employee benefit plans. In addition, the Cooper Employment Agreement provided for the grant to Mr. Cooper of an inducement equity award consisting of a non-qualified stock option to purchase 1,250,000 Common Shares. The Company granted the stock option to Mr. Cooper on July 22, 2024 at an exercise price per share of $8.81. The agreement to grant the stock option was an inducement material to Mr. Cooper’s entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4). While the stock option was granted outside of the Company’s Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan, it has terms and conditions consistent with those set forth under the plan.

Pursuant to the Cooper Employment Agreement, (a) upon the termination of Mr. Cooper’s employment by enGene USA without Cause (as defined in the Cooper Employment Agreement) or by Mr. Cooper for Good Reason (as defined in the Cooper Employment Agreement), Mr. Cooper is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) twelve months of continued health insurance benefits, (iii) a prorated portion of his annual bonus, (iv) acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination, and (v) acceleration and vesting of any then unvested equity awards that are subject to performance-based vesting; and (b) upon the termination of Mr. Cooper by enGene USA without Cause or by Mr. Cooper for Good Reason during a change in control period, which includes the ninety days prior to and twelve months following a change in control, Mr. Cooper is entitled to receive post-termination severance benefits from enGene USA consisting of (i) eighteen months’ base salary, (ii) an amount equal to 1.5 times his annual bonus opportunity at the target level, (iii) eighteen months of post-termination health insurance benefits; and (iv) acceleration and vesting of all then unvested equity awards, regardless of any restriction with respect to time, performance or other restrictions.

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

Ryan Daws

On December 13, 2023, enGene USA and the Company’s Chief Financial Officer, Ryan Daws, entered into an employment agreement, which was amended and restated on June 10, 2025 (as amended and restated, the “Daws Employment Agreement”). The Daws Employment Agreement has no fixed term and is terminable at will. Mr. Daws is entitled to, under the Daws Employment Agreement, an annual base salary of $484,000, an annual 40% bonus opportunity, and eligibility to participate in enGene USA’s employee benefit plans.

Pursuant to the Daws Employment Agreement, (a) upon the termination of Mr. Daws’s employment by enGene USA without Cause (as defined in the Daws Employment Agreement) or by Mr. Daws for Good Reason (as defined in the Daws Employment Agreement), Mr. Daws is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) twelve months of continued health insurance benefits, (iii) a prorated portion of his annual bonus, if such termination occurs six months or more into the applicable performance period for such annual bonus, and (iv) acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination; and (b) upon the termination of Mr. Daws by enGene USA without Cause or by Mr. Daws for Good Reason during a change in control period, which includes the ninety days prior to and twelve months following a change in control, Mr. Daws is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) an amount equal to his annual bonus opportunity at the target level, (iii) twelve months of post-termination health insurance benefits; and (iv) acceleration and vesting of all then unvested time-based equity awards.

In addition, pursuant to the Daws Employment Agreement, Mr. Daws has agreed to standard restrictive covenant obligations, including a noncompete and nonsolicit obligation which run while employed and for twelve months thereafter.

Dr. Hussein Sweiti

On September 15, 2025, enGene USA and the Company’s Chief Medical Officer, Dr. Hussein Sweiti, entered into an employment agreement (the “Sweiti Employment Agreement”) to be effective as of September 29, 2025. The Sweiti Employment Agreement has no fixed term and is terminable at will. Dr. Sweiti is entitled to, under the Sweiti Employment Agreement, an annual base salary of $525,000, an annual 40% bonus opportunity, and eligibility to participate in enGene USA’s employee benefit plans. Dr. Sweiti is also entitled to a cash signing bonus in the amount of $150,000, which was paid in the first regular payroll period following Dr. Sweiti’s commencement of employment, and which shall be deemed earned upon completion of one full year of active employment with the Company. In addition, in lieu of any annual cash incentive compensation for 2025, Dr. Sweiti is entitled to a one-time cash bonus of $50,000, to be paid in the second regular payroll cycle in February 2026, subject to his continued employment in good standing through the payment date. In addition, the Sweiti Employment Agreement provided for the grant to Dr. Sweiti of an inducement equity award consisting of a non-qualified stock option to purchase 600,000 Common Shares. The Company granted the stock option to Dr. Sweiti on September 30, 2025 at an exercise price per share of $6.83. The agreement to grant the stock option was an inducement material to Dr. Sweiti’s entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4). While the stock option was granted outside of the Company’s Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan, it has terms and conditions consistent with those set forth under the plan.

Pursuant to the Sweiti Employment Agreement, (a) upon the termination of Dr. Sweiti’s employment by enGene USA without Cause (as defined in the Sweiti Employment Agreement) or by Dr. Sweiti for Good Reason (as defined in the Sweiti Employment Agreement), Dr. Sweiti is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) twelve months of continued health insurance benefits, (iii) a prorated portion of his annual bonus, if such termination occurs six months or more into the applicable performance period for such annual bonus, and (iv) acceleration and vesting of any then unvested time-based equity awards that would have vested in the twelve-month period following such termination; and (b) upon the termination of Dr. Sweiti by enGene USA without Cause or by Dr. Sweiti for Good Reason during a change in control period, which includes the ninety days prior to and twelve months following a change in control, Dr. Sweiti is entitled to receive post-termination severance benefits from enGene USA consisting of (i) twelve months’ base salary, (ii) an amount equal to his annual bonus opportunity at the target level, (iii) twelve months of post-termination health insurance benefits; and (iv) acceleration and vesting of all then unvested time-based equity awards.

In addition, pursuant to the Sweiti Employment Agreement, Dr. Sweiti has agreed to standard restrictive covenant obligations, including a noncompete and nonsolicit obligation which run while employed and for twelve months thereafter.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of October 31, 2025.

Name	Grant Date	Number Of Securities Underlying Unexercised Options (#) Exercisable		Number Of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date
Ronald H.W. Cooper	7/22/2024	390,625	(1)	859,375	8.81	7/22/2034
	1/29/2025	159,375	(2)	690,625	7.39	1/29/2035
Ryan Daws	11/30/2023	111,166	(3)	120,834	7.66	11/30/2033
	1/29/2025	52,500	(2)	227,500	7.39	1/29/2035
Hussein Sweiti	9/30/2025	-	(4)	600,000	6.83	9/30/2035

1.
This option vests at 25% on July 22, 2025 with the remaining portion to vest in approximately equal amounts monthly over the remaining three years, subject to Mr. Cooper’s continued service.
2.
This option vests in approximately equal amounts monthly for 48 months following the grant date, subject to the executive’s continued service.
3.
This option vests at 25% on November 30, 2024 with the remaining portion to vest in approximately equal amounts monthly over the remaining three years, subject to Mr. Daws’s continued service.
4.
This option vests at 25% on September 29, 2026 with the remaining portion to vest in approximately equal amounts monthly over the remaining three years, subject to Dr. Hussein’s continued service.

Employee Benefit and Equity Compensation Plans

Summary of the Equity Plans

For the fiscal years ended October 31, 2024 and 2025, executive compensation was under the enGene Holdings Inc. Amended and Restated 2023 Incentive Equity Plan (the “Incentive Equity Plan”). The following is a summary of the Incentive Equity Plan.

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

Shares Subject to the Incentive Equity Plan

As of February 17, 2026, the number of Common Shares subject to the Incentive Equity Plan was 11,922,732, inclusive of 2,888,237 Common Shares enGene is authorized to issue under the plan, plus 8,761,570 Common Shares that are subject to outstanding grants and outstanding restricted stock units of 272,925 Common Shares. The Incentive Equity Plan contains an evergreen provision, pursuant to which, commencing with the first business day of each calendar year, the aggregate number of Common Shares that may be issued or transferred under the Incentive Equity Plan will be increased by a number of Common Shares equal to the lesser of (x) 5% of the issued and outstanding Common Shares, or (y) such lesser number of shares as may be determined by the Committee.

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

Director Compensation

We compensate non-employee members of our Board for their service using a combination of cash and equity compensation. Directors who are also employees do not receive any compensation for service on the Board in addition to compensation payable for their service as our employees. The non-employee members of our Board are also reimbursed for travel, lodging, and other reasonable expenses incurred in attending Board or committee meetings. See the “Summary Compensation Table” above for a discussion of our Chief Executive Officer’s compensation and awards granted in the fiscal year ended October 31, 2025.

During the fiscal year ended October 31, 2025, we compensated our non-employee directors pursuant to the non-employee compensation policy established by our Board, upon the recommendation of our compensation committee:

Compensation Type	Amount
Annual Cash Fee
Board of Directors
Independent Chairman or Lead Independent Director	$ 75,000
All non-employee directors	$ 40,000
Audit Committee
Chair	$ 20,000
Non-chair members	$ 10,000
Compensation Committee
Chair	$ 18,000
Non-chair members	$ 9,000
Nominating and Corporate Governance Committee
Chair	$ 10,000
Non-chair members	$ 5,000
Research and Development Committee
Chair	$ 18,000
Non-chair members	$ 9,000
Initial Stock Option Award(1)	45,000 shares
Annual Stock Option Award(2)	22,500 shares

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

The following table sets forth information concerning the compensation for our non-employee directors during the fiscal year ended October 31, 2025.

Name(1)	Fees earned or paid in cash(2)	Option Awards(3)	Total
Philip Astley-Sparke(4)	$13,723	$122,233	$135,956
Jasper Bos(5)	$30,783	$52,772	$83,555
Gerald Brunk(6)	$68,879	$52,722	$121,601
Dr. Richard Glickman(7)	$95,879	$52,772	$148,651
Dr. William Grossman(8)	$15,989	$122,233	$138,222
Paul Hastings(9)	$54,000	$52,772	$106,772
Michael Heffernan(10)	$14,041	$122,233	$136,274
Wouter Joustra(11)	$49,000	$52,772	$101,772
Lota Zoth(12)	$65,000	$52,772	$117,772
(1)
Mr. Cooper served as a director during the fiscal year ended October 31, 2025 concurrently with his service as the Company’s Chief Executive Officer and President, but did not receive any separate compensation for his services as a director and, consequently, is not included in this table. The compensation paid to Mr. Cooper during the fiscal year ended October 31, 2025 is presented in the “Summary Compensation

Table” above.
(2)
Amounts represent cash compensation for services rendered by each member of our Board for their services on our Board or a committee thereof.
(3)
The amounts reported in the “Option awards” columns above represent the aggregate grant date fair value of the stock options granted during the fiscal year ended October 31, 2025 as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures related to service-based vesting conditions. See Note 10 of “Notes to Consolidated Financial Statements” in the Original Form 10-K for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our option awards. Messrs. Bos, Brunk, Hastings and Joustra, Dr. Glickman and Ms. Zoth were each awarded an annual stock option to purchase 22,500 Common Shares on June 16, 2025. Messrs. Astley-Sparke and Heffernan and Dr. Grossman were each awarded an initial stock option to purchase 45,000 Common Shares on July 8, 2025. Upon Mr. Bos’s departure from the Board on July 7, 2025, his option award was forfeited.
(4)
As of October 31, 2025, Mr. Astley-Sparke held options to purchase 45,000 of our Common Shares of which none were vested on such date.
(5)
Jasper Bos served as a director until July 7, 2025. As of October 31, 2025, Mr. Bos held no options to purchase our Common Shares.
(6)
As of October 31, 2025, Mr. Brunk held options to purchase 42,500 of our Common Shares of which 20,000 were vested on such date.
(7)
As of October 31, 2025, Dr. Glickman held options to purchase 108,261 of our Common Shares of which 85,761 were vested on such date.
(8)
As of October 31, 2025, Dr. Grossman held options to purchase 45,000 of our Common Shares of which none were vested on such date.
(9)
As of October 31, 2025, Mr. Hastings held options to purchase 62,500 of our Common Shares of which 13,333 were vested on such date.
(10)
As of October 31, 2025, Mr. Heffernan held options to purchase 45,000 of our Common Shares of which none were vested on such date.
(11)
As of October 31, 2025, Mr. Joustra held options to purchase 62,500 of our Common Shares of which 13,333 were vested on such date.
(12)
As of October 31, 2025, Ms. Zoth held options to purchase 82,500 of our Common Shares of which 33,333 were vested on such date.

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

During the fiscal year ended October 31, 2025, no named executive officer received a grant of stock options during the period beginning four business days before, and ending one business day after, the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information (excluding disclosure of any material new option award grant under Item 5.02(e) of Form 8-K). The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the beneficial ownership of the Company’s Common Shares as of February 17, 2026 by:

(1)
each person known to the Company to be the beneficial owner of more than 5% of outstanding Common Shares;
(2)
each director and each of the Company’s named executive officers; and
(3)
all executive officers and directors of the Company as a group.

As of February 17, 2026, 66,989,466 Common Shares were issued and outstanding. Unless otherwise indicated, we believe that all persons named in the below table have sole voting and investment power with respect to all Common Shares beneficially owned by them. Except as otherwise noted herein, the number and percentage of Common Shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, a person is deemed to be a beneficial owner of a security if that person has sole or shared voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. In determining beneficial ownership percentages, we deem shares that a person will have the right to acquire within 60 days following February 17, 2026, if any, to be outstanding and to be beneficially owned by the person with such right to acquire additional Common Shares for the purposes of computing the percentage ownership of that person (including in the total when calculating the applicable beneficial owner’s percentage of ownership), but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each person named below is 4868 Rue Levy, Suite 220, Saint-Laurent, QC, Canada H4R 2P1.

Name and Address of Beneficial Owner	Number of Shares	Percent of Total Voting Power
enGene greater than 5% holders
Forbion Growth (1)	9,201,434	13.2%
Perceptive Advisors LLC and affiliates (2)	6,770,605	9.9%
Lumira Ventures III, L.P. and affiliates (3)	4,181,853	6.2%
Forbion Capital Fund III Coöperatief U.A. (4)	3,369,275	5.0%
Venrock Healthcare Capital Partners III, L.P. and affiliates (5)	4,771,414	7.1%
Deep Track Biotechnology Master Fund, Ltd. and affiliates (6)	4,317,332	6.4%
Cormorant Asset Management, LP (7)	4,000,000	5.9%
Invus and affiliates (8)	4,244,559	6.3%

enGene directors and named executive officers
Philip Astley-Sparke (9)	20,000	* %
Gerald Brunk (3)(10)	4,201,853	6.2%
Dr. Richard Glickman (11)	110,436	* %
Dr. William Grossman	-	-%
Paul Hastings (12)	13,333	* %
Michael Heffernan	-	-%
Wouter Joustra (13)	13,333	* %
Lota Zoth (14)	46,666	* %
Ronald H.W. Cooper (15)	812,124	1.2%
Dr. Hussein Sweiti	-	-%
Ryan Daws (16)	226,165	* %
enGene directors and executive officers as a group (18 persons) (17)	6,857,006	9.8%

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
2.
Pursuant to a Schedule 13G filed with the SEC on November 18, 2025, by Perceptive Advisors LLC and its affiliates, Perceptive Life Sciences Master Fund, Ltd. (the "Perceptive Master Fund") and Joseph Edelman (collectively, the “Perceptive Reporting Persons”), consists of (i) 5,869,076 Common Shares and (ii) 2,735,295 pre-funded warrants immediately exercisable for Common Shares at an exercise price of $0.0001 per share (the “Pre-Funded Warrants”), subject to the Beneficial Ownership Limitation (as defined below) held by the Perceptive Master Fund. The Pre-Funded Warrants may not be exercised if, after such exercise, the Perceptive Reporting Persons would beneficially own, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended, more than 9.99% of the Common Shares of the Company then issued and outstanding (the "Beneficial Ownership Limitation"). As of the date of the Schedule 13G, the Perceptive Reporting Persons reported that the Beneficial Ownership Limitation permits the Perceptive Reporting Persons to exercise Pre-Funded Warrants for an aggregate of not more than 901,529 Common Shares and that, in providing the beneficial ownership information set forth therein, the Perceptive Reporting Persons assumed that the aggregate remaining Pre-Funded Warrants held by the Perceptive Reporting Persons were not exercisable due to the Beneficial Ownership Limitation. Perceptive Advisors LLC serves as the investment manager to the Perceptive Master Fund. Mr. Edelman is the managing member of Perceptive Advisors LLC. The address of the principal business office of aforementioned entities and individual is 51 Astor Place, 10th Floor, New York, NY 10003.

3.
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
5.
Pursuant to a Schedule 13G/A filed with the SEC on February 17, 2026 by Venrock Healthcare Capital Partners III, L.P. and its affiliates, consists of (i) 1,052,538 shares held by Venrock Healthcare Capital Partners III, L.P. (“VHCP III”); (ii) 105,269 shares held by VHCP Co-Investment Holdings III, LLC (“VHCP Co-Investment III”); and (iii) 3,613,607 shares held by Venrock Healthcare Capital Partners EG, L.P. (“VHCP EG”). VHCP Management III, LLC (“VHCP Management III”) is the general partner of VHCP III and the manager of VHCP Co-Investment III. VHCP Management EG, LLC (“VHCP Management EG”) is the general partner of VHCP EG. Messrs. Nimish Shah and Bong Koh are the voting members of VHCP Management III and VHCP Management EG. The address of the principal business office of aforementioned entities and individuals is 7 Bryant Park, 23rd Floor, New York, NY 10018.
6.
Pursuant to a Schedule 13G filed with the SEC on November 18, 2025 by Deep Track Capital, LP, Deep Track Biotechnology Master Fund, Ltd., and David Kroin, as the control person for Deep Track Capital, LP. Deep Track Capital, LP is the investment manager of Deep Track Biotechnology Master Fund, Ltd. The business address of Deep Track Capital, LP is 200 Greenwich Avenue, 3rd Floor Greenwich, CT 06830; the business address of Deep Track Biotechnology Master Fund, Ltd. is c/o Walkers Corporate Limited, 190 Elgin Ave, George

Town, KY1-9001, Cayman Islands, and the business address of Mr. Kroin is c/o Deep Track Capital, LP, 200 Greenwich Avenue, 3rd Floor Greenwich, CT 06830.
7.
Pursuant to a Schedule 13G filed with the SEC on February 17, 2026 by Cormorant Asset Management, LP (“Cormorant”), and the investment adviser to certain funds (the "Cormorant Funds"), with respect to the shares directly held by the Cormorant Funds and (ii) Bihua Chen with respect to the shares directly held by the Cormorant Funds. The Cormorant Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the shares. Cormorant Global Healthcare Master Fund, LP, a Cormorant Fund, has the right to receive or the power to direct the receipt of dividends or the proceeds from the sale of more than 5% of the shares. The business address of Cormorant and Ms. Chen is 200 Clarendon Street 52nd Floor, Boston, Massachusetts 02116.
8.
Pursuant to a Schedule 13G filed with the SEC on January 27, 2026 by Invus Public Equities, L.P. (“Invus Public Equities”); Invus Public Equities Advisors, LLC (“Invus PE Advisors”); Invus Global Management, LLC (“Global Management”); Siren, L.L.C. (“Siren”); Avicenna Life Sci Master Fund LP (“Avicenna Fund”); Avicenna Life Sci Master GP LLC (“Avicenna GP”); Ulys, L.L.C. (“Ulys”); and Mr. Raymond Debbane. As of the reporting date, Invus Public Equities directly held 3,675,408 shares and Avicenna Fund directly held 569,151 shares. Invus PE Advisors, as the general partner of Invus Public Equities, controls Invus Public Equities and, accordingly, may be deemed to beneficially own the shares directly held by Invus Public Equities. Global Management, as the managing member of Invus PE Advisors, controls Invus PE Advisors and, accordingly, may be deemed to beneficially own the shares that Invus PE Advisors may be deemed to beneficially own. Siren, as the managing member of Global Management, controls Global Management and, accordingly, may be deemed to beneficially own the shares that Global Management may be deemed to beneficially own. Avicenna GP, as the general partner of Avicenna Fund, controls Avicenna Fund and, accordingly, may be deemed to beneficially own the shares directly held by Avicenna Fund. Ulys, as the managing member of Avicenna GP, controls Avicenna GP and, accordingly, may be deemed to beneficially own the shares that Avicenna GP may be deemed to beneficially own. Mr. Raymond Debbane, as the managing member of Siren and Ulys, controls Siren and Ulys and, accordingly, may be deemed to beneficially own the shares that Siren and Ulys may be deemed to beneficially own. The business address of each of the reporting persons is 750 Lexington Avenue, 30th Floor, New York, NY 10022.
9.
Includes 20,000 Common Shares held by Mr. Astley-Sparke.
10.
Includes 20,000 Common Shares underlying stock options exercisable by Mr. Brunk within 60 days of February 17, 2026.
11.
Includes 24,675 Common Shares held by Dr. Glickman and 85,761 Common Shares underlying stock options exercisable by Dr. Glickman within 60 days of February 17, 2026.
12.
Includes 13,333 Common Shares underlying stock options exercisable by Mr. Hastings within 60 days of February 17, 2026.
13.
Includes 13,333 Common Shares underlying stock options exercisable by Mr. Joustra within 60 days of February 17, 2026.
14.
Includes 46,666 Common Shares underlying stock options exercisable by Ms. Zoth within 60 days of February 17, 2026.
15.
Includes 10,000 Common Shares held by Mr. Cooper and 802,124 Common Shares underlying stock options exercisable by Mr. Cooper within 60 days of February 17, 2026.
16.
Includes 226,165 Common Shares underlying stock options exercisable by Mr. Daws within 60 days of February 17, 2026.
17.
Includes directors and current executive officers as of February 17, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as discussed below and the compensation arrangements discussed under “Item 11. Executive Compensation,” since November 1, 2024 (i.e. the first date of our last completed fiscal year), there have not been any transactions to which we are a party, nor are there any proposed transactions to which we would be a party, with related parties and which we are required to disclose pursuant to the rules of the SEC and the Canadian Securities Administrators.

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

Director Independence

The information required by Item 407(a) of Regulation S-K is set forth above under the headings “Item 10. Directors, Executive Officers and Corporate Governance – Independence of the Members of the Board of Directors” and “Item 10. Directors, Executive Officers and Corporate Governance – Board Committees.”

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is KPMG LLP, Montreal, Canada, Auditor Firm ID: 85.

The following table presents fees for professional audit services rendered by KPMG LLP for the services described in the table. Fees disclosed below include fees actually billed or expected to be billed for services pertaining to the applicable fiscal year. The amounts were billed in Canadian dollars and translated at an average rate of 1.4013 for fiscal 2025 and 1.3698 for fiscal 2024. The figures below are presented in US dollars.

	2025 (US $)	2024 (US $)
Audit fees (1)	$873,823	$934,000
Audit-related fees (2)	—	—
Tax fees (3)	—	$49,000
All other fees (2)	—	—
Total	$873,823	$983,000

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

(2) There were no audit-related or other fees incurred in fiscal 2025 or 2024.

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

During our 2025 and 2024 fiscal years, no services were provided to us by KPMG LLP other than in accordance with the pre-approval policies and procedures described above.

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
10.20(a)

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Ronald H. W. Cooper. (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).#

10.20(b)

Amendment to Employment Agreement, dated October 2, 2025, by and between enGene USA, Inc. and Ronald H.W. Cooper (incorporated herein by reference to Exhibit 10.20(b) of enGene’s Annual Report on Form 10-K filed with the SEC on December 22, 2025).#

10.21

Inducement Grant Agreement, dated July 22, 2024, by and between enGene Holdings Inc. and Ronald H. W. Cooper (incorporated herein by reference to Exhibit 10.5 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.22(a)

Employment Agreement, dated December 13, 2023, by and between enGene USA, Inc. and Ryan Daws (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on December 13, 2023).#

10.22(b)

Amended Employment Agreement, dated June 10, 2025, by and between enGene USA, Inc. and Ryan Daws (incorporated by reference to Exhibit 10.3 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on June 12, 2025).#

10.23

Employment Agreement, dated April 22, 2024, by and between enGene USA, Inc. and Lee Giguere (incorporated by reference to Exhibit 10.2 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on June 14, 2024).#

10.24

Amended and Restated Employment Agreement, dated October 16, 2024, by and between enGene USA, Inc. and Alexander Nichols (incorporated herein by reference to Exhibit 10.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 21, 2024).#

10.25

Amended and Restated Employment Agreement, dated October 21, 2024, by and between enGene Inc. and Anthony T. Cheung (incorporated herein by reference to Exhibit 10.32 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).#

10.26

Employment Agreement, dated October 21, 2024, by and between enGene USA, Inc. and Joan Connolly (incorporated herein by reference to Exhibit 10.33 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024)#

10.27

Employment Agreement, dated May 21, 2025, by and between enGene USA, Inc. and Amy Pott (incorporated by reference to Exhibit 10.2 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on June 12, 2025).#

10.28

Employment Agreement, dated July 8, 2025, by and between enGene USA, Inc. and Jill Buck (incorporated by reference to Exhibit 10.6 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2025).#

10.29

Employment Agreement, dated July 8, 2025, by and between enGene USA, Inc. and Matthew Boyd (incorporated by reference to Exhibit 10.7 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 11, 2025).#

10.30(a)

Employment Agreement, dated November 8, 2023, by and between EnGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.01 of enGene’s Current Report on Form 8-K filed with the SEC on November 9, 2023).#

10.30(b)

Transition and Modification Agreement, dated February 13, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on February 14, 2024).#

10.30(c)

Amendment to Transition and Modification Agreement, dated July 23, 2024 by and between enGene USA, Inc. and Jason D. Hanson (incorporated herein by reference to Exhibit 10.2 of enGene’s Current Report on Form 8-K filed with the SEC on July 24, 2024).#

10.31

Employment Agreement, dated July 22, 2024, by and between enGene USA, Inc. and Raj Pruthi (incorporated herein by reference to Exhibit 10.3 of enGene’s Quarterly Report on Form 10-Q filed with the SEC on September 10, 2024).#

10.32

Employment Agreement, dated September 15, 2025, by and between enGene USA, Inc. and Hussein Sweti (incorporated herein by reference to Exhibit 10.32 of enGene’s Annual Report on Form 10-K filed with the SEC on December 22, 2025).#

10.33

Amended and Restated Loan and Security Agreement, dated December 22, 2023, by and among enGene Holdings Inc., enGene Inc. and enGene USA, Inc., as borrower, Hercules Capital, Inc., as agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to enGene’s Current Report on Form 8-K filed with the SEC on December 28, 2023). †+

10.34

First Amendment to Amended and Restated Loan and Security Agreement, dated December 18, 2024 (incorporated herein by reference to Exhibit 10.36 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024). †+

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

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 19, 2024).
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 of enGene’s Current Report on Form 8-K filed with the SEC on October 31, 2023).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 22, 2025).
31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 22, 2025).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 of enGene’s Annual Report on Form 10-K filed with the SEC on December 22, 2025).

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

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.1 of enGene’s Annual Report on Form 10-K filed with the SEC on December 22, 2025).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 32.2 of enGene’s Annual Report on Form 10-K filed with the SEC on December 22, 2025).

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

enGene Holdings Inc.

Date: February 19, 2026	By:	/s/ Ronald H. W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald H. W. Cooper	Chief Executive Officer, President and Director (Principal Executive Officer)	February 19, 2026
Ronald H. W. Cooper

/s/ Ryan Daws	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2026
Ryan Daws

/s/ Philip Astley-Sparke	Director	February 19, 2026
Philip Astley-Sparke

/s/ Gerald Brunk	Director	February 19, 2026
Gerald Brunk

/s/ Dr. Richard Glickman	Director	February 19, 2026
Dr. Richard Glickman

/s/ Dr. William Grossman	Director	February 19, 2026
Dr. William Grossman
/s/ Paul Hastings	Director	February 19, 2026
Paul Hastings
/s/ Michael Heffernan	Director	February 19, 2026
Michael Heffernan

/s/ Wouter Joustra	Director	February 19, 2026
Wouter Joustra

/s/ Lota Zoth	Director	February 19, 2026
Lota Zoth