Form 10-Q
period 2026-01-31
enGene Holdings Inc.
filed 2026-03-09
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

As of March 3, 2026, the registrant had 66,989,466 Common Shares, with no par value per share, outstanding.

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

•
we are able to submit our planned Biologics License Application in second half of 2026 with the FDA for approval to market detalimogene in the United States as a monotherapy to treat BCG-unresponsive NMIBC with CIS;
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

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended by Amendment No. 1 to Form 10-K filed with Securities and Exchange Commission (the “SEC”) on February 19, 2026 (“Annual Report”) and elsewhere in this Quarterly Report and in our other filings with the SEC, could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

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
•
the risk that any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect our business; or
•
other risks and uncertainties set forth in the section entitled “Risk Factors” in our Annual Report and elsewhere in this Quarterly Report and in our other filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	January 31, 2026	October 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,613	$50,152
Marketable securities - short term	239,335	143,584
Restricted investments	74	79
Investment tax credits receivable	1,197	927
Prepaid and other current assets	11,997	6,649
Total current assets	289,216	201,391
Marketable securities - long term	36,601	8,522
Property and equipment, net	2,441	2,477
Operating lease right of use asset	7,470	7,716
Other assets	1,385	1,362
Total assets	$337,113	$221,468
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,435	$6,688
Accrued expenses and other current liabilities	19,668	15,275
Operating lease liabilities, current	2,318	2,014
Current portion of note payable	188	8,002
Total current liabilities	24,609	31,979
Note payable, net of current portion	24,736	15,324
Operating lease liabilities, net of current portion	6,222	6,455
Total liabilities	55,567	53,758

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 66,989,466 and 52,018,658 shares issued and outstanding as of January 31, 2026 and October 31, 2025, respectively.	631,992	513,281
Additional paid-in capital	52,180	27,349
Accumulated other comprehensive loss	(842)	(888)
Accumulated deficit	(401,784)	(372,032)
Total shareholders’ equity	281,546	167,710
Total liabilities and shareholders’ equity	$337,113	$221,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Three Months Ended January 31,
	2026	2025
Operating expenses:
Research and development	$22,255	$19,974
General and administrative	8,930	6,639
Total operating expenses	31,185	26,613
Loss from operations	31,185	26,613
Other expenses (income), net:
Interest income	(2,740)	(2,730)
Interest expense	732	752
Loss on extinguishment of debt	488	—
Other expenses (income), net	87	(37)
Total other income, net	(1,433)	(2,015)
Net loss before income taxes	29,752	24,598
Provision for income taxes	—	18
Net loss	$29,752	$24,616

Other comprehensive loss (income):
Unrealized gain on available-for-sale investments	(46)	(144)
Total comprehensive loss	$29,706	$24,472

Net loss per share of common shares, basic and diluted	$0.44	$0.48
Weighted-average common shares outstanding, basic and diluted	67,263,234	50,976,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2024	50,976,676	$509,811	$18,950	$(1,419)	$(254,730)	$272,612
Exercise of stock options	884	1	—	—	—	1
Share-based compensation expense	—	—	1,809	—	—	1,809
Other comprehensive income	—	—	—	144	—	144
Net loss	—	—	—	—	(24,616)	(24,616)
Balance at January 31, 2025	50,977,560	$509,812	$20,759	$(1,275)	$(279,346)	$249,950

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2025	52,018,658	$513,281	$27,349	$(888)	$(372,032)	$167,710
Exercise of stock options	117,868	440	(163)	—	—	277
Share-based compensation expense	—	—	2,803	—	—	2,803
Issuance of common shares in connection with public offering, net of issuance costs	14,852,940	118,271	—	—	—	118,271
Issuance of pre-funded warrants, net of issuance costs	—	—	21,780	—	—	21,780
Issuance of warrants in connection with Second Amended Term Loan	—	—	411	—	—	411
Other comprehensive income	—	—	—	46	—	46
Net loss	—		—	—	(29,752)	(29,752)
Balance at January 31, 2026	66,989,466	$631,992	$52,180	$(842)	$(401,784)	$281,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Three months ended January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(29,752)	$(24,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	183	215
Loss on extinguishment of debt	488	—
Non-cash lease expense	246	50
Accretion of marketable securities	(591)	(782)
Unrealized foreign currency losses	69	127
Share-based compensation expense	2,803	1,809
Depreciation of property and equipment	189	102
Changes in operating assets and liabilities:
Investment tax credit receivable	(271)	(98)
Prepaid expenses and other assets	(2,422)	419
Accounts payable	(4,270)	1,126
Accrued expenses and other current liabilities	4,386	(3,880)
Lease liabilities	39	(168)
Net cash used in operating activities	(28,903)	(25,696)
Cash flows from investing activities
Purchases of property and equipment	(153)	(299)
Purchases of marketable securities	(169,187)	(94,665)
Proceeds from maturities of marketable securities	43,043	10,000
Net cash used in investing activities	(126,297)	(84,964)
Cash flows from financing activities
Proceeds from Second Amended Term Loan	25,000	—
Repayment of Amended Term Loan principal	(23,053)	—
Payment of issuance costs associated with Second Amended Term Loan	(615)	—
Proceeds from issuance of pre-funded warrants	23,249	—
Proceeds from public offering	126,250	—
Payment of issuance cost associated with public offering and pre-funded warrants	(9,448)	—
Proceeds from exercise of stock options	277	1
Net cash provided by financing activities	141,660	1
Effect of exchange rate changes on cash	1	1
Net decrease in cash and cash equivalents	(13,539)	(110,658)
Cash and cash equivalents at beginning of period	50,152	173,004
Cash and cash equivalents at end of period	$36,613	$62,346
Supplemental cash flow information:
Cash paid for interest	$544	$532
Warrant value issued as part of Second Amended Term Loan	415	—

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

Segment Information

The Company considered the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer (“CEO”). The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. Based on this factor, the Company determined that it operates and manages its business as a single operating segment. As of January 31, 2026, the Company had $6.1 million and $3.8 million in long-lived assets held in the United States and in Canada, respectively. As of January 31, 2025, the Company had $0.4 million and $2.7 million in long-lived assets held in the United States and in Canada, respectively.

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

The Company has incurred a net loss of $29.8 million and negative cash flows from operating activities of $28.9 million for the three months ended January 31, 2026 and, as of that date, has an accumulated deficit of $401.8 million. The Company has not yet commercialized any product candidates and does not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. The Company will need additional funding to support its continuing operations and pursue its development strategy. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through public and PIPE financings, offering debt, and issuance of warrants.

The Company’s ability to continue as a going concern depends on its ability to successfully develop and commercialize its products, achieve and maintain profitable operations, as well as the adherence to conditions of outstanding loans. The Company expects that its existing cash, cash equivalents and marketable securities as of January 31, 2026 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of these condensed consolidated financial statements.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

2.
Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated annual financial statements for the years ended October 31, 2025 and 2024 and notes thereto, as found in our Annual Report on Form 10-K for the year ended October 31, 2025. These interim condensed consolidated financial statements should be read in conjunction with the consolidated annual financial statements. Since the date of those annual financial statements, the Company began using a blended weighted average historical volatility which includes the Company's volatility and guideline company volatilities to determine volatility for awards granted beginning in the first quarter ended January 31, 2026. There have been no other changes to the Company’s significant accounting policies.

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

Unaudited Interim Financial Information and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial reporting and accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The condensed consolidated balance sheet at October 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for annual financial statements. These interim financial statements include the accounts of the Company and its wholly owned subsidiaries, enGene, Inc. and enGene USA, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements as of October 31, 2025 and 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of January 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended January 31, 2026 and 2025, the condensed consolidated statement of shareholders' equity for the three months ended January 31, 2026 and 2025, and condensed consolidated statements of cash flows for the three months ended January 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended January 31, 2026 and 2025 are unaudited. The results for the three months ended January 31, 2026 and 2025, are not necessarily indicative of results to be expected for the year ending October 31, 2026, any other interim periods, or any future year or period.

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

3.
Fair Value Measurements

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of January 31, 2026:

		January 31, 2026
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$23	$23	$—	$—
U.S. government treasuries	15,298	15,298	—	—
Short term marketable securities:
U.S. government treasuries	224,481	224,481	—	—
Government agency securities	14,854	—	14,854	—
Long term marketable securities:
U.S. government treasuries	36,601	36,601	—	—
Total financial assets	$291,257	$276,403	$14,854	$—

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of October 31, 2025:

		October 31, 2025
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$8,642	$8,642	$—	$—
U.S. government treasuries	21,623	21,623	—	—
Government agency securities	3,249	—	3,249	—
Short term marketable securities:
U.S. government treasuries	125,467	125,467	—	—
Government agency securities	18,117	—	18,117	—
Long term marketable securities:
U.S. government treasuries	8,522	8,522	—	—
Total financial assets	$185,620	$164,254	$21,366	$—

As of January 31, 2026 and October 31, 2025, the Company classified its government agency marketable securities as Level 2 within the valuation hierarchy. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the three months ended January 31, 2026 and 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of all other financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4.
Marketable Securities

The Company invests in money market funds, U.S. Treasury and government agency debt securities; all marketable securities are classified as available-for-sale and carried at fair value, with unrealized changes in fair value reflected in the other comprehensive income (loss) in the condensed consolidated statements of shareholders' equity.

As of January 31, 2026, the marketable securities consisted of the following:

	January 31, 2026
Description	Amortized Cost	Unrealized Holdings Gains	Unrealized Holdings Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$23	$—	$—	$23
US treasury	239,617	164	(2)	$239,779
Government agency securities	14,848	7	(1)	$14,854
Total cash equivalents and short-term investments	$254,488	$171	$(3)	$254,656
Long-term investments:
US treasury	36,598	5	(2)	$36,601
Total long-term investments	$36,598	$5	$(2)	$36,601
Total	291,086	176	(5)	$291,257

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of January 31, 2026, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for certain U.S. treasury and government agency securities that had maturities of one to two years.

As of January 31, 2026, the Company held 58 securities, 6 of which, with an aggregate fair value of $30.0 million, were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months and there has been no change in the credit risk of such securities during the three months ended January 31, 2026. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis of its debt securities. No allowance for credit losses was recorded as of January 31, 2026 because the decline in fair value below amortized cost is not related to credit losses. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment. The unrealized losses on U.S. treasury and government agency securities range from 0-1% of their amortized cost.

As of October 31, 2025, the marketable securities consisted of the following:

	October 31, 2025
Description	Amortized Cost	Unrealized Holdings Gains	Unrealized Holdings Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$8,642	$—	$—	$8,642
US treasury	146,984	131	(25)	147,090
Government agency securities	21,368	7	(9)	21,366
Total cash equivalents and short-term investments	$176,994	$138	$(34)	$177,098
Long-term investments:
US treasury	8,498	25	(1)	8,522
Total long-term investments	8,498	25	(1)	8,522
Total	185,492	163	(35)	185,620

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

Accrued interest receivable on the Company's marketable securities totaled $2.5 million and $1.3 million as of January 31, 2026 and October 31, 2025, respectively, and was presented within prepaids and other current assets on the Company's condensed consolidated balance sheets. No accrued interest receivable was written off during the three months ended January 31, 2026 and 2025.

There were no material realized gains or losses recognized related to available-for-sale securities during the three months ended January 31, 2026 and 2025.

5.
Property and Equipment, Net

As of January 31, 2026, and October 31, 2025, property and equipment consisted of the following:

	January 31,	October 31,
	2026	2025
Lab equipment	$3,158	$3,134
Office furniture	871	871
Computer equipment	298	169
Leasehold improvements	262	262
Computer software	144	144
Property and equipment	4,733	4,580
Less: Accumulated depreciation and amortization	2,292	2,103
Property and equipment, net	$2,441	$2,477

Depreciation and amortization expense related to property and equipment was $189 thousand and $102 thousand for the three months ended January 31, 2026 and 2025. respectively.

6.
Accrued Expenses and Other Current Liabilities

As of January 31, 2026, and October 31, 2025, accrued expenses and other current liabilities consisted of the following:

	January 31,	October 31,
	2026	2025
Research and development expenses	$12,113	$9,397
Employee compensation and related benefits	5,902	4,053
Professional fees	1,149	1,229
Deferred financing costs	276	-
Other	228	577
Income taxes payable	-	19
Total accrued expenses and other current liabilities	$19,668	$15,275

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

The License Agreement provides for a one-time payment of $50 thousand for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase I clinical trial or, if there is no Phase I clinical trial, in a Phase II clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a milestone product by the FDA. The first milestone, related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone - regulatory approval of a milestone product, has not yet been achieved as of January 31, 2026. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the three months ended January 31, 2026 and 2025, the Company incurred $13 thousand of expenses related to the annual maintenance fee under the License Agreement. During the three months ended January 31, 2026, the Company incurred a fee of $128.3 thousand related to the manufacturing payment under the License Agreement. All expenses related to License Agreement are recorded within research and development expenses.

8.
Notes Payable

Amended Loan and Security Agreement and the First and Second Amendments

On December 30, 2021, the Company entered into a Loan and Security Agreement (the "2021 Loan Agreement") with Hercules Capital, Inc. ("Hercules") for the issuance of a term loan facility with an aggregate principal amount of up to $20.0 million (the “2021 Term Loan”). On December 22, 2023 (the "Original Closing Date"), the Company entered into an Amended and Restated Loan and Security Agreement (the "2023 Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"). The 2023 Loan Agreement amended and restated in its entirety the 2021 Loan Agreement. The 2023 Loan Agreement provided for a term loan facility of up to $50.0 million available in multiple tranches (the “2023 Term Loan”), as follows: (i) an initial term loan advance (the “Tranche 1 Advance”) that was made on the Tranche 1 Advance closing of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the 2021 Loan Agreement, (ii) subject to the achievement of the specified Interim Milestone (the “Interim Milestone”), which includes no default or event of default, delivery of written notice to the Lenders that the Company has conducted an analysis of interim efficacy of data from the clinical evaluation of detalimogene in the Phase 2 clinical study, and satisfaction of certain other conditions precedent, a right of the Company to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $7.5 million from the date of achievement of the Interim Milestone through the earlier of (x) 60 days following the achievement of the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time up to and including the Amortization Date (as defined below) that the Lenders

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million. The Company is required to pay on January 1, 2028, an end of term fee equal to 5.50% of the aggregate principal amount of the 2023 Term Loan (the “2023 End of Term Charge”). The Company was also required to pay on July 1, 2025, $0.7 million representing the 2021 Term Loan end of term charge.

On December 18, 2024, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement (the "First Amendment", and together with the 2023 Loan Agreement, the “First Amended Loan Agreement”) with the Lenders. The First Amendment modified the 2023 Loan Agreement to reallocate the $7.5 million previously available under Tranche 2 (as described in the Second Amended Loan Agreement, as defined below), which was not drawn by the Company upon achievement of the Interim Milestone, to Tranche 3 (as defined in the Second Amended Loan Agreement). Pursuant to the First Amendment, the $7.5 million advance originally available upon achievement of the Interim Milestone was added to the uncommitted tranche subject to the Lenders' investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company could request from time to time that the Lenders make additional loan advances to the Company in an aggregate principal amount of up to $27.5 million. The First Amendment did not change the total term loan facility available to the Company of up to $50.0 million. The First Amendment further provided for certain administrative changes in accordance with the foregoing.

On January 20, 2026 (the “Second Amendment Closing Date”), the Company entered into a Second Amendment to its Amended and Restated Loan and Security Agreement (the "Second Amendment", and together with the First Amended Loan Agreement, the “Second Amended Loan Agreement”) with the Lenders. The Second Amendment modified the First Amended Loan Agreement to, amongst other things: (i) increase the term loan facility from $50.0 million up to $125.0 million to be made available to the Company upon the achievement of certain milestones (the “2026 Term Loan”), (ii) extend the maturity date of the facility, and (iii) provide for certain other updates.

The Second Amended Loan Agreement provides for up to $125.0 million available for advances in multiple tranches, as follows: (i) an initial term loan advance of $25.0 million to refinance in full the term loans outstanding under the First Amended Loan Agreement, which advance was issued to the Company on the Second Amendment Closing Date; (ii) an aggregate principal amount of up to $35.0 million, subject to the achievement of the Clinical Milestone (as defined in the Second Amended Loan Agreement) and satisfaction of certain other conditions precedent, and continuing through March 31, 2027; (iii) an aggregate principal amount of up to $20.0 million. subject to the achievement of the specified Approval Milestone (as defined in the Second Amended Loan Agreement) and continuing through the earlier of (x) 90 days following the Approval Milestone and (y) December 15, 2027; (iv) an aggregate principal amount of up to $20.0 million. subject to the achievement of the specified Commercial Milestone (as defined in the Second Amended Loan Agreement) and continuing through the earlier of (x) 90 days following the Commercial Milestone and (y) December 15, 2028; and (v) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent, pursuant to which enGene may request from time to time up to and including the Amortization Date (as defined in the Second Amended Loan Agreement) that the Lenders make additional term loan advances in an aggregate principal amount of up to $25.0 million.

The 2026 Term Loan matures on January 1, 2030 (the “2026 Term Loan Maturity Date”). The Company is required to pay to the Lenders upon the earlier of (i) the 2026 Term Loan Maturity Date; (ii) payment in full of the 2026 Term Loan; or (iii) the date that the Secured Obligations (as defined in the Second Amended Loan Agreement) become due and payable, an end of term fee equal to 5.95% of the aggregate principal amount of the advances made for the 2026 Term Loan (the "2026 End of Term Charge"). Advances under each tranche are subject to a facility charge, ranging from 0.50% to 0.75% of the aggregate principal amount advanced. The 2026 Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 2.25% (capped at 10.25%) and (b) 9.25%. After the Amortization Date, the outstanding 2026 Term Loan and interest shall be repayable in equal monthly payments of principal and accrued interest until the 2026 Term Loan Maturity Date. The Interim Milestone under the First Amended Loan Agreement was achieved during the year ended October 31, 2024. No other milestones under the Second Amended Loan Agreement have been achieved as of January 31, 2026. The effective interest rate of the 2026 Term Loan was 12.17% as of January 31, 2026.

At the Company's option, the Company may elect to prepay all, but not less than all, of the outstanding term loans by paying the entire principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% of the principal amount outstanding if the prepayment occurs in any of the first twelve months following the Second Amendment Closing Date; (ii) 2.0% of the principal amount outstanding if the prepayment occurs after the first twelve months following the Second Amendment Closing Date but on or prior to twenty-four months following the Second Amendment Closing Date; and (iii) 1.0% of the principal amount outstanding if prepayment were to occur at any time thereafter but prior to the 2026 Term Loan Maturity Date.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of January 31, 2026, the Company had borrowed $25.0 million under the Second Amended Loan Agreement and incurred $3.0 million of debt discount and issuance costs inclusive of legal fees and the 2023 End of Term Charge and 2026 End of Term Charge. The remaining $100.0 million of the uncommitted tranches subject to satisfaction of certain other milestone conditions precedent described above remains undrawn and available to the Company.

The Company accounted for the Second Amended Loan Agreement as an extinguishment of the 2023 Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.5 million as a component within other income and expense in the Company's consolidated statement of operations during the three months ended January 31, 2026, which represented the difference between the fair value of the Second Amended Term Loan, including fees and the fair value of warrants provided directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment.

Pursuant to the Second Amended Loan Agreement, the Company has granted Hercules a security interest senior to any current and future debts and to any security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, subject to limited exceptions including the Company’s intellectual property.

The Second Amended Loan Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Second Amended Loan Agreement, also contains certain events of default and representations, warranties and both financial and non-financial covenants of the Company. The Company is in compliance with the financial covenants, which include a requirement to maintain a balance of $10.0 million in unrestricted cash, at January 31, 2026.

Hercules Warrants

In connection with the First Amended Loan Agreement, the Company agreed to issue to the Lenders in connection with each advance of 2023 Term Loans warrants to purchase that number of the Company’s common shares as was equal to 2% of the aggregate principal amount of such 2023 Term Loan advance, divided by the warrants per share exercise price of $7.21 (which exercise price equals the ten-day volume weighted average price for the ten (10) trading days preceding the Original Closing Date and is subject to customary adjustments under the terms of such warrants) (the "Hercules 2023 Warrants"). Each Hercules 2023 Warrant is exercisable for a period of seven years from its issuance. In connection with the Tranche 1 Advance of the 2023 Term Loans, the Company issued to the Lenders an aggregate number of 62,413 Hercules 2023 Warrants on the Original Closing Date.

In connection with the Second Amended Loan Agreement, the Company also agreed to issue to the Lenders in connection with each advance of 2026 Term Loans warrants to purchase that number of the Company’s common shares as shall be equal to 1.50% of the aggregate principal amount of such 2026 Term Loan advance divided by the warrant per share exercise price of $9.18 (which exercise price equals the three-day volume weighted average price for the three (3) trading days preceding the Second Amendment Closing Date and is subject to customary adjustments under the terms of such warrants) (the “Hercules 2026 Warrants” and, together with the Hercules 2023 Warrants, the “Hercules Warrants”). Each Hercules 2026 Warrant is exercisable for a period of seven years from issuance.

In connection with the 2026 Tranche 1 Advance of 2026 Term Loans, the Company issued to the Lenders an aggregate number of 40,850 Hercules 2026 Warrants on the Second Amendment Closing Date.

Under the terms of the Second Amended Loan Agreement, the maximum number of Hercules 2026 Warrants and resultant underlying common shares of the Company that can be issued is 204,248 (i.e. 1.50% of the $125,000,000 total commitment amount divided by the exercise price of $9.18). The Hercules Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Upon entering into the Second Amended Loan Agreement, $0.3 million of the total $25.0 million 2026 Tranche 1 Advance was allocated to the Hercules 2026 Warrants, on a relative fair value basis, and recorded within additional paid in capital.

Warrants subsequently issued under the Second Amended Loan Agreement shall be substantially in the form of the Hercules 2026 Warrants.

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of January 31, 2026 and October 31, 2025, the carrying value of the term loans consisted of the following:

	January 31, 2026	October 31, 2025
Note payable, including End of Term Charge	$27,725	$24,231
Debt discount, net of accretion	(2,989)	(1,088)
Accrued interest	188	183
Note payable, net of discount	$24,924	$23,326

As of January 31, 2026, the Company classified the entire note payable as long-term as no principal payments were due in the next 12 months. As of October 31, 2025, the Company classified $8.0 million of the note payable as current. During the three months ended January 31, 2026 and 2025, the Company recognized $0.7 million and $0.8 million of interest expense related to the term loans, respectively, of which $0.1 million were related to the amortization of the debt discounts.

Estimated future principal payments due under the 2026 Term Loan, including the contractual End of Term Charges and paid in kind interest are as follows as of January 31, 2026:

Note Principal Payments
2026	—
2027	—
2028	1,238
2029	18,991
2030	7,496
Total principal payments, including End of Term Charge	27,725

As of January 31, 2026, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

9.
Common Shares

The Company has an unlimited number of Common Shares authorized for issuance, with no par value. As of January 31, 2026 and October 31, 2025, there were 66,989,466 and 52,018,658 Common Shares outstanding, respectively.

The holders of the Common Shares are entitled to one vote per Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the board of directors, or the "Board", if any, subject to the preferential dividend rights of preferred shares. Through January 31, 2026, no cash dividends had been declared or paid.

On December 20, 2024, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Jefferies, up to $100,000,000 of Common Shares. Through January 31, 2026, the Company sold no Common Shares under the Sale Agreement.

On November 12, 2025, the Company entered into an underwriting agreement with Jefferies LLC, Leerink Partners LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”) relating to the issuance and sale by the Company, in an underwritten public offering, of 12,558,823 Common Shares at an offering price of $8.50 per Common Share and pre-funded warrants to purchase 2,735,295 Common Shares at an offering price of $8.4999 per pre-funded warrant (the "Pre-Funded Warrants"), in each case before underwriting discounts and commissions. The offering closed on November 14, 2025. The aggregate gross proceeds from the offering were approximately $130.0 million, before deducting the underwriting discounts and commissions and offering expenses of approximately $8.2 million.

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

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Pre-Funded Warrants to Purchase Common Shares

As of January 31, 2026, the Company had 2,735,295 Pre-Funded Warrants to purchase common shares outstanding. The Pre-Funded Warrants have an exercise price of $0.0001 and do not expire. A holder may not exercise any portion of a pre-funded warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Shares immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% (if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5635(b) or any successor rule) upon 61 days’ notice to the Company, subject to the terms of the Pre-Funded Warrants. The common share Pre-Funded Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

Warrants to Purchase Common Shares

As of January 31, 2026, the Company had 8,552,818 warrants to purchase common shares outstanding. As of October 31, 2025, the Company had 8,511,968 warrants to purchase common shares outstanding.

Of the warrants to purchase common shares outstanding as of January 31, 2026, 8,449,555 of the warrants have an exercise price of $11.50, and are exercisable through October 31, 2028 (the "Public Warrants"). The Company may elect to call in the warrants for redemption if the share price of the Company equals or exceeds $18.00 for any twenty (20) trading days within the thirty (30) trading-day period ending on the third (3rd) trading day prior to the date on which notice of the redemption is given, subject to adjustments as provided in the terms of the warrant agreement. The Public Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. The Public Warrants are listed on the Nasdaq Capital Market under the symbol “ENGNW”.

An additional 62,413 Hercules 2023 Warrants outstanding as of January 31, 2026 were issued to the Lenders in connection with the First Amended Loan Agreement on December 22, 2023, have an exercise price of $7.21, are exercisable at any time beginning on December 22, 2023, and expire on December 22, 2030, or seven years from the issuance date.

An additional 40,850 Hercules 2026 Warrants outstanding as of January 31, 2026 were issued to the Lenders in connection with the Second Amended Loan Agreement on January 20, 2026, have an exercise price of $9.18, are exercisable at any time beginning on January 20, 2026, and expire on January 20, 2033, or seven years from the issuance date.

The Hercules Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Please refer to Note 10, Share-Based Compensation, below for the summary of the Common Shares reserved for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under and outside the Company's Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan.

10.
Share-Based Compensation

Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan

The Company's Amended and Restated enGene Holdings Inc. 2023 Incentive Equity Plan (the "2023 Plan") was adopted on May 15, 2024 and superseded all prior plans. The 2023 Plan is administered by the Board or, at the discretion of the Board, by a committee of the Board, (the "Committee"). The exercise prices, vesting and other restrictions are determined at the discretion of the Board, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Common Shares on the date of grant and the term of stock option may not be greater than ten years. Common Shares that are expired, terminated, surrendered or cancelled under the 2023 Plan without having been fully exercised will be available for future awards. The Plan authorizes the award of incentive stock options, or ISOs, non-qualified stock options, or NQSOs, Stock Units, Stock Appreciation Rights, or SARs, and other share-based awards including performance awards and share bonus awards. The Plan contains the evergreen provision (the "Evergreen Provision") pursuant to which on the first business day of each calendar year, the aggregate number of Common Shares that could be issued or transferred thereunder (the "Plan Share Reserve") and the number of Common Shares available for options intended to qualify as incentive stock options (the "ISO Sublimit") each increase by such number of Common Shares as equals 5% of the aggregate number of Common Shares outstanding on the final day of the immediately preceding calendar year (or such smaller number of shares as is determined by the compensation committee), and the ISO Sublimit by the lesser of 2,500,000

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Common Shares and the increase in the Plan Share Reserve (or such smaller number of shares may be determined by the compensation committee of the Company’s board of directors). On January 1, 2026, the Committee allowed the full 5% increase for 2026 under the Evergreen Provision.

As of January 31, 2026, inclusive of (i) the Common Shares subject to the outstanding grants under the prior plans, and (ii) 3,349,283 Common Shares added on January 1, 2026 under the Evergreen Provision, there were 13,041,358 of Common Shares reserved for issuance under the Plan and there are 2,848,172 shares remaining for issuance.

2025 Employee Stock Purchase Plan

On June 10, 2025, at its 2025 Annual General Meeting of shareholders, the shareholders of enGene Holdings Inc. approved the adoption of the 2025 Employee Stock Purchase Plan (the "ESPP”), pursuant to which 2,000,000 common shares of the Company, no par value, will be reserved for issuance. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date and is subject to change by a Plan Administrator prior to each purchase period. As of January 31, 2026, there were no shares issued and 2,000,000 shares remained available for issuance.

Inducement Grants

The Company may grant inducement equity award consisting of a non-qualified stock option to purchase common shares to newly hired employees an inducement material to the employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4) and was granted outside of the 2023 Plan. During the three months ended January 31, 2026 and 2025, the Company granted zero and 360,300, respectively, of non-qualified stock options as inducement equity awards. As of January 31, 2026, 689,016 of the inducement grant awards have vested, 37,200 have been forfeited and none have expired, and all options remain outstanding.

As of January 31, 2026, and October 31, 2025, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, restricted share units, and remaining shares reserved for future issuance under the 2023 Plan and options granted outside of the 2023 Plan as part of the inducement grants:

	January 31,	October 31,
	2026	2025
Warrants to purchase common shares	8,552,818	8,511,968
Incentive options to purchase common shares	8,761,570	5,717,948
Inducement grant stock options	3,315,350	3,315,350
Restricted share units	272,925	—
Pre-funded warrants to purchase common shares	2,735,295	—
Remaining shares reserved for future issuance under the equity plans	2,848,172	2,933,304
Remaining shares reserved for future issuance under ESSP	2,000,000	2,000,000
Total	28,486,130	22,478,570

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the three months ended January 31, 2026 and 2025 are summarized below:

	Three months ended January 31,
	2026	2025
Expected term (in years)	6.03-6.08	6.02-6.08
Expected volatility	82.39-82.48%	81.24-81.56%
Risk-free interest rate	3.9-3.91%	4.40-4.49%
Expected dividend yield	—	—
Fair value of common shares and exercise price of options (USD)	$9.53	$6.42-7.39

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price (USD)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2025	9,033,298	$6.93	8.5	$10,979
Granted	3,161,490	9.53
Exercised	(117,868)	2.38
Forfeited or expired	-	-
Outstanding as of January 31, 2026	12,076,920	$7.63	8.7	$26,208
Options vested and exercisable as of January 31, 2026	3,332,388	$6.46	7.1	$11,859
Options unvested as of January 31, 2026	8,744,532	$8.07	$9.3	$14,349

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting date.

The weighted-average grant-date fair value per share of share options granted during the three months ended January 31, 2026 and 2025 was $6.90 and $5.33, respectively.

Restricted Share Units

Restricted share units are granted under the 2023 Plan and are expensed based on the fair value of the award, which equals the share price on the grant date, on a straight-line basis over the four-year service period of the award. The following table summarizes the restricted share unit activity under the 2023 Plan during the three months ended January 31, 2026:

	Number of Shares	Weighted- Average Grate Date Fair Value (USD)
Outstanding as of October 31, 2025	-	$—
Granted	272,925	9.53
Vested	-	-
Forfeited or expired	-	-
Outstanding as of January 31, 2026	272,925	$9.53

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended January 31,
	2026	2025
Research and development	$1,004	$625
General and administrative	1,799	1,184
Total share-based compensation expense	$2,803	$1,809

As of January 31, 2026, there was $49.5 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.3 years.

11.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended January 31,
	2026	2025
Numerator:
Net loss attributable to common shareholders, basic and diluted	$29,752	$24,616
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted (1)	67,263,234	50,976,958
Net loss per common share, basic and diluted	$0.44	$0.48

(1) Pre-funded warrants of 2,735,295 are included within the weighted-average number of common shares calculation.

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders for the three months ended January 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three Months Ended January 31,
	2026	2025
Warrants to purchase common shares	8,552,818	8,511,968
Options to purchase common shares	12,076,920	9,069,253
Restricted share units	272,925	—
Total	20,902,663	17,581,221

12.
Income Taxes

There was no income tax expense during the three months ended January 31, 2026. During the three months ended January 31, 2025, the Company recorded $18 thousand in income tax expense.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of January 31, 2026, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

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

During the three months ended January 31, 2026 and 2025, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended January 31,
	2026	2025
Lease Cost:
Operating lease cost	$598	$115
Variable operating lease cost	—	—
Total operating lease cost	$598	$115

Maturities of the Company's operating lease liabilities as of January 31, 2026 are as follows:

2026	1,876
2027	2,399
2028	2,417
2029	2,465
2030	2,511
Thereafter	1,112
Total	12,780
Less: Interest	(4,240)
Total lease liability	8,540

14.
Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of January 31, 2026, and October 31, 2025, there were no such matters which would have a material impact on the Company’s financial results.

Purchase and Other Obligations

The Company enters into contracts in the normal course of business with CROs, CDMOs and other third-party vendors for nonclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum

ENGENE HOLDINGS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of service and those incurred by subcontractors of our suppliers.

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

The following table summarizes significant segment expenses, other segment items and the measure of segment net loss of the Company's reportable segment for the three months ended January 31, 2026 and 2025:

	Three Months Ended January 31,
	2026	2025
Research and development expenses:
Chemistry, Manufacturing and Controls(1)	$10,472	$11,562
Clinical operations(2)	4,059	3,565
Other research and development expenses(3)	1,330	1,048
Personnel-related expenses, excluding stock-based compensation	5,390	3,174
Stock based compensation	1,004	625
Total research and development expenses	$22,255	$19,974
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	3,343	2,427
Stock based compensation	1,799	1,184
Other general and administrative expenses(4)	3,788	3,028
Total general and administrative expenses	8,930	6,639
Other segment items(5)	(1,433)	(1,997)
Net loss	$29,752	$24,616

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

(5) For the three months ended January 31, 2026, other segment items consist of $2.7 million of interest income, $0.7 of interest expense, $0.5 million loss on extinguishment of debt, and $0.1 million of other expense, net. For the three months ended January 31, 2025, other segment items consists of $2.7 million of interest income, $0.8 million of interest expense, and less than $0.1 million other income, net. Interest income consists of interest income earned on cash equivalents and marketable securities. Interest expense consists of interest expense on our term loan. Other (income) expense, net primarily consists of realized and unrealized gains and losses.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended October 31, 2025 and elsewhere in this Quarterly Report and other filings made with the SEC for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements.

Overview

Business Overview

We are a clinical-stage biotechnology company mainstreaming genetic medicine through the delivery of therapeutics to mucosal tissues and other organs, with the goal of creating new ways to address diseases with high clinical needs, beginning with non-muscle invasive bladder cancer ("NMIBC"). We are developing non-viral genetic medicines based on our novel and proprietary dually derived chitosan, or “DDX”, gene delivery platform, which allows localized delivery of complex genetic cargos directly to mucosal tissues and other organs. Our lead product candidate, detalimogene voraplasmid, or detalimogene, formerly known as EG-70, is a therapy designed to promote a pro-inflammatory, anti-tumor microenvironment throughout the bladder urothelium. We believe this enables the immune system to durably clear the tumor and develop memory to resist recurrence. Because this treatment is designed to work by delivering genetic cargo to the broader tumor tissue environment rather than tumor cells specifically, we believe it has the potential to be utilized across a variety of tumor types. Currently, we are developing detalimogene as a monotherapy to treat NMIBC with carcinoma in situ (“CIS”) with or without concomitant papillary disease in patients that have been unresponsive to treatment with Bacillus Calmette-Guérin, or “BCG,” or what is referred to as “BCG-unresponsive NMIBC with CIS.” BCG is established as the first-line therapy for patients diagnosed with high-risk NMIBC; however, supply constraints have resulted in a shortage of BCG in the United States for over a decade. We are also exploring the clinical application of detalimogene to various additional NMIBC patient populations, namely, high-risk papillary-only BCG-unresponsive NMIBC (i.e., high-risk NMIBC without CIS), as well as high-risk BCG-naïve NMIBC patients with CIS and high-risk BCG-exposed NMIBC patients with CIS (i.e., patients who have not received an adequate course of BCG and who do not qualify as BCG-unresponsive in accordance with FDA and urology practice guidelines).

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

Since our inception, we have devoted substantially all of our efforts to organizing and staffing our Company, business planning, raising capital, establishing our intellectual property portfolio, acquiring or discovering product candidates, research and development activities for our primary program, detalimogene voraplasmid, or detalimogene. We do not have any products approved for sale and have not generated any revenue from product sales. We operate as a single operating segment focused on research, discovery, and clinical development of detalimogene. Since our merger with Forbion European Acquisition Company in 2023, we have financed the Company through a series of public and private investment in public equity (“PIPE”) financings, debt arrangements, and issuance of warrants and pre-funded warrants.

We have never been profitable and have incurred net losses since inception. Our net loss was $29.8 million and $24.6 million for the three months ended January 31, 2026 and 2025, respectively. As of January 31, 2026 and October 31, 2025 we had an accumulated deficit of $401.8 million and $372.0 million, respectively, and cash, cash equivalents and marketable securities of $312.5 million and $202.3 million, respectively. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future as we advance the ongoing LEGEND study of detalimogene, including the pivotal cohort of patients with BCG-unresponsive NMIBC, to completion; execute on our plan to submit a Biologics License Application with the FDA in the second half of 2026; and pursue potential pipeline expansion via additional detalimogene development opportunities and other compounds. In addition, we expect to incur significant expenses as we establish medical affairs, sales, marketing and distribution infrastructure and capabilities to support the potential commercial launch of detalimogene and significant additional commercialization-related expenses, if and when detalimogene is approved. As a result, we expect to need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, or other capital sources, which could include potential collaboration agreements, strategic alliances, or licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

As of January 31, 2026, we had $312.5 million in cash, cash equivalents and marketable securities. We believe that our existing cash and cash equivalents as of January 31, 2026 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, and as such there is no assurance that we will be able to do so in the future. Refer to “Liquidity and Capital Resources” section below.

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

Other (income) expense, net

Other, net primarily consists of foreign exchange gains and losses.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of January 31, 2026 and October 31, 2025, we have recorded a full valuation allowance against our deferred tax assets.

Critical Accounting Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 31, 2025. There were no material changes to our critical accounting policies through January 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025.

Results of Operations

Comparison of the three months ended January 31, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2026	2025	Change
Operating expenses:
Research and development	$22,255	$19,974	$2,281
General and administrative	8,930	6,639	2,291
Total operating expenses	31,185	26,613	4,572
Loss from operations	31,185	26,613	4,572
Other expenses (income), net:
Interest income	(2,740)	(2,730)	(10)
Interest expense	732	752	(20)
Loss on extinguishment of debt	488	—	488
Other expense (income), net	87	(37)	124
Total other income, net	(1,433)	(2,015)	582
Net loss before income tax	29,752	24,598	5,154
Provision for income tax	—	18	(18)
Net loss	$29,752	$24,616	$5,136

Research and Development expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2026	2025*	Change
Research and Development expenses:
Chemistry, Manufacturing and Controls	$10,472	$11,562	$(1,090)
Clinical Operations	4,059	3,565	$494
Personnel-related expenses, including stock-based compensation	6,394	3,799	$2,595
Other research and development expenses	1,330	1,048	$282
Total research and development expenses	$22,255	$19,974	$2,281

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

Research and development expenses increased by $2.3 million from $20.0 million for the three months ended January 31, 2025 to $22.3 million for the three months ended January 31, 2026. This increase was attributable to the following:

•
a $2.6 million increase in personnel-related costs, including a $0.4 million increase in stock-based compensation, driven by increased headcount as the Company continues to scale its clinical operations, quality, medical affairs and manufacturing functions to support our LEGEND study of detalimogene, and increased bonus and contractor expenses; and
•
a $0.5 million increase in clinical operations resulted from our increasing clinical trial activities including complete enrollment of the pivotal cohort of the Phase 2 LEGEND study of detalimogene in BCG-unresponsive NMIBC; partially offset by
•
a $1.1 million decrease in detalimogene manufacturing activities driven by timing of process validation activities as the Company prepares for our planned Biologics License Application ("BLA") submission in the second half of 2026.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2026	2025*	Change
Personnel-related expenses, including stock-based compensation	$5,142	$3,611	$1,531
Other general and administrative expenses	3,788	3,028	760
Total general and administrative expenses	$8,930	$6,639	$2,291

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

General and administrative expenses increased by $2.3 million from $6.6 million for the three months ended January 31, 2025 to $8.9 million for the three months ended January 31, 2026. This increase was primarily attributable to the following:

•
a $1.5 million increase in personnel-related expenses, including a $0.6 million increase in stock-based compensation, driven by the hiring of key general and administrative personnel and increased bonus and contractor expenses; and
•
a $0.8 million increase in other general and administrative expense, driven by increased facilities costs.

Other Expense (Income), Net

Other income decreased by approximately $0.6 million from income of $2.0 million for the three months ended January 31, 2025 to income of $1.4 million for the three months ended January 31, 2026, primarily due to the loss on extinguishment of debt related to the Second Amendment of the Term Loan with Hercules Capital, Inc. ("Hercules").

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of January 31, 2026, we had cash, cash equivalents and marketable securities of approximately $312.5 million, and we had an accumulated deficit of $401.8 million. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through PIPE financings, offering debt, and issuance of warrants.

Based on our current operating plans, we expect our cash, cash equivalents and marketable securities as of January 31, 2026 will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report, without giving effect to $100.0 million we may be eligible to drawdown further under our debt facility with Hercules, subject to achieving the milestones therein. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

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

Cash Flows

Comparison of the three months ended January 31, 2026 and 2025

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Three Months Ended January 31,
	2026	2025
Net cash used in operating activities	$(28,903)	$(25,696)
Net cash used in investing activities	(126,297)	(84,964)
Net cash provided by financing activities	141,660	1
Effect of exchange rate changes on cash	1	1
Net decrease in cash and cash equivalents	$(13,539)	$(110,658)

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2026 was $28.9 million and was primarily due to our net loss of $29.8 million, partially offset by adjustments for non-cash charges totaling $3.4 million. Further changes were driven by a $2.5 million increase in net working capital adjustments.

Net cash used in operating activities for the three months ended January 31, 2025 was $25.7 million and was primarily due to our net loss of $24.6 million, partially offset by adjustments for non-cash charges totaling $1.5 million. Further changes were driven by a $2.6 million increase in net working capital adjustments.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the three months ended January 31, 2026 and 2025 was $126.3 million and $85.0 million, respectively, consisting of net purchases of marketable securities and property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2026 was $141.7 million, resulting from net proceeds of $140.1 million related to the public offering and issuance of 12,558,823 common shares of the Company and 2,735,295 Pre-Funded Warrants to purchase common shares in November 2025, and $1.6 million of net proceeds related to the 2026 Term Loan and closing of the Second Amended Loan Agreement with Hercules in January 2026. See Note 9 and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for discussion of the public offering, and the terms and conditions of the Hercules debt facility, respectively.

Net cash provided by financing activities for the three months ended January 31, 2025 was less than $0.1 million.

Contractual Obligations and Other Commitments

Notes Payable

The Company has entered into a debt facility with Hercules, under which we have drawn $25.0 million and may be able to draw an additional $100.0 million, subject to the terms and conditions of the Second Amended Loan Agreement with Hercules. Refer to disclosures in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for the terms and conditions of the Hercules debt facility, as well as the estimated cashflow payment requirements needed to satisfy the Company’s debt obligations as of January 31, 2026.

License Agreement with Nature Technology Corporation

On April 10, 2020, we entered into the License Agreement with NTC pursuant to which NTC granted us a worldwide non-exclusive, royalty-bearing and sublicensable license to certain patents and know-how relating to the Nanoplasmid™ vector backbone that is used in detalimogene voraplasmid to research, develop, make, use, import, sell and offer and sell, any gene and cell therapy products incorporating the Nanoplasmid™ vector backbone (excluding any such products in the field of dermatology). Unless terminated earlier, the License Agreement will continue until no valid claim of any licensed patent exists in any country. We can voluntarily terminate the License Agreement with prior notice to NTC. During the three months ended January 31, 2026 and 2025, the Company paid NTC $13 thousand related to the annual maintenance fee under the terms of agreement, respectively, and incurred $128.3 thousand related to the manufacturing payment under the License Agreement during the three months ended January 31, 2026.

For a more detailed description of this agreement, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Lease Obligations

Our leases are comprised of all operating leases for Montreal, Canada, Boston, MA USA and Waltham, MA USA office space and Montreal, Canada lab space. Refer to Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for expenses related to the lease obligations in the three months ended January 31, 2026, future payment requirements, and the guaranty obligations under the lease agreements.

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

The Company does not have material capital expenditure commitments as of January 31, 2026.

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

Outstanding Share Data

As of March 3, 2026, we had 66,989,466 Common Shares issued and outstanding, restricted share units of 272,925 Common Shares, outstanding public warrants to purchase an additional 8,449,555 Common Shares, outstanding warrants issued to Hercules as part of our debt facility to purchase an additional 103,263 Common Shares, outstanding pre-funded warrants to purchase an additional 2,735,295 Common Shares, and outstanding stock options to purchase an additional 12,076,920 Common Shares.

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

As discussed in our Annual Report on Form 10-K for the year ended October 31, 2025, the Company previously concluded that material weaknesses, as defined under the Exchange Act, existed in our internal control over financial reporting for each of the fiscal years ended 2024, 2023 and 2022. These material weaknesses were remediated as of October 31, 2025.

Based on our assessment, our management, including our principal executive officer and our principal financial officer, concluded that, as of January 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 1A. For a detailed discussion of our risk factors, see the information disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended October 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended January 31, 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to enGene’s Current Report on Form 8-K filed with the SEC on November 14, 2025).
4.2

Form of 2026 Closing Date Warrant to Purchase Common Shares of enGene Holdings Inc. (incorporated herein by reference to Exhibit 4.1 to enGene’s Current Report on Form 8-K filed with the SEC on January 21, 2026).

10.1

Second Amendment, dated January 20, 2026, to Amended and Restated Loan and Security Agreement dated December 22, 2023, by and among enGene Holdings Inc., enGene Inc. and enGene USA, Inc., as borrower, Hercules Capital, Inc., as agent and lender, and the lenders from time to time party thereto, as amended(incorporated herein by reference to Exhibit 10.1 to enGene’s Current Report on Form 8-K filed with the SEC on January 21, 2026)†+

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

enGene Holdings Inc.

Date: March 9, 2026	By:	/s/ Ronald H.W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer and President

Date: March 9, 2026	By:	/s/ Ryan Daws
Name: Ryan Daws
Title: Chief Financial Officer