Form 10-Q
period 2026-04-30
enGene Therapeutics Inc.
filed 2026-06-15
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-41854

enGene Therapeutics Inc.

(Exact Name of Registrant as Specified in its Charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4868 Rue Levy, Suite 220 Saint-Laurent, QC, Canada	H4R 2P1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (514) 332-4888

N/A
(Former Name or Former Address, if Changed Since Last Report)

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

As of June 9, 2026, the registrant had 66,989,466 Common Shares, with no par value per share, outstanding.

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
•
our estimates regarding expenses, future revenue and capital requirements and our expectations regarding our ability to fund our operating expenses, debt obligations and capital expenditure requirements with our cash and cash equivalents;
•
our estimates and expectations related to our recently announced cash conservation efforts, workforce reduction and retention initiatives and strategic priorities and plans;
•
our success in retaining the continued services of our key officers, personnel or directors, and to identify, hire and retain additional qualified professionals;
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
•
our ability to obtain additional funding on a timely basis, if at all;
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

All forward looking-statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:

•
we are able to retain or recruit, as applicable, qualified scientific and management personnel, establish clinical trial sites and patient registration for clinical trials and acquire technologies complementary to, or necessary for, detalimogene or any other programs;
•
we are able to enroll, in a timely manner, a sufficient number of patients in  the Phase 2 LEGEND trial to assess the efficacy and safety of detalimogene for the newly announced additional cohort, that incorporates a five-minute surfactant bladder rinse, polidocanol, prior to the administration of detalimogene;
•
we obtain feedback from the FDA regarding the pivotal cohort of the Phase 2 LEGEND trial that supports potential submission of a Biologics License Application (“BLA”) and we are able to initiate the submission of our planned BLA in the second half of 2026 with the FDA for approval to market detalimogene in the United States as a monotherapy to treat BCG-unresponsive NMIBC with CIS;
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

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended by Amendment No. 1 to Form 10-K filed with Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “Annual Report”) and elsewhere in this Quarterly Report and in our other filings with the SEC, could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGENE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	April 30, 2026	October 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,827	$50,152
Marketable securities - short term	228,638	143,584
Restricted investments	75	79
Investment tax credits receivable	822	927
Prepaid and other current assets	10,638	6,649
Total current assets	270,000	201,391
Marketable securities - long term	26,709	8,522
Property and equipment, net	2,335	2,477
Operating lease right of use asset	7,105	7,716
Other assets	1,375	1,362
Total assets	$307,524	$221,468
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,793	$6,688
Accrued expenses and other current liabilities	17,212	15,275
Operating lease liabilities, current	2,287	2,014
Current portion of note payable	193	8,002
Total current liabilities	21,485	31,979
Note payable, net of current portion	24,910	15,324
Operating lease liabilities, net of current portion	5,961	6,455
Total liabilities	52,356	53,758

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 66,989,466 and 52,018,658 shares issued and outstanding as of April 30, 2026 and October 31, 2025, respectively.	631,995	513,281
Additional paid-in capital	56,325	27,349
Accumulated other comprehensive loss	(1,141)	(888)
Accumulated deficit	(432,011)	(372,032)
Total shareholders’ equity	255,168	167,710
Total liabilities and shareholders’ equity	$307,524	$221,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$22,195	$20,209	$44,450	$40,183
General and administrative	9,773	6,915	18,703	13,554
Total operating expenses	31,968	27,124	63,153	53,737
Loss from operations	31,968	27,124	63,153	53,737
Other expenses (income), net:
Interest income	(2,663)	(2,488)	(5,403)	(5,218)
Interest expense	745	734	1,477	1,486
Loss on extinguishment of debt	—	—	488	—
Other expenses, net	177	205	264	168
Total other income, net	(1,741)	(1,549)	(3,174)	(3,564)
Net loss before income taxes	30,227	25,575	59,979	50,173
Provision for income taxes	—	240	-	258
Net loss	$30,227	$25,815	$59,979	$50,431

Other comprehensive loss (income):
Unrealized loss (gain) on available-for-sale investments	299	(306)	253	(450)
Total comprehensive loss	$30,526	$25,509	$60,232	$49,981

Net loss per share of common shares, basic and diluted	$0.43	$0.51	$0.88	$0.99
Weighted-average common shares outstanding, basic and diluted	69,724,761	51,019,363	68,473,598	50,997,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2024	50,976,676	$509,811	$18,950	$(1,419)	$(254,730)	$272,612
Exercise of stock options	884	1	—	—	—	1
Share-based compensation expense	—	—	1,809	—	—	1,809
Other comprehensive income	—	—	—	144	—	144
Net loss	—	—	—	—	(24,616)	(24,616)
Balance at January 31, 2025	50,977,560	$509,812	$20,759	$(1,275)	$(279,346)	$249,950
Exercise of stock options	93,291	309	(109)	—	—	200
Share-based compensation expense	—	—	2,650	—	—	2,650
Other comprehensive income	—	—	—	306	—	306
Net loss	—	—	—	—	(25,815)	(25,815)
Balance at April 30, 2025	51,070,851	$510,121	$23,300	$(969)	$(305,161)	$227,291

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2025	52,018,658	$513,281	$27,349	$(888)	$(372,032)	$167,710
Exercise of stock options	117,868	440	(163)	—	—	277
Share-based compensation expense	—	—	2,803	—	—	2,803
Issuance of common shares in connection with public offering, net of issuance costs	14,852,940	118,271	—	—	—	118,271
Issuance of pre-funded warrants, net of issuance costs	—	—	21,780	—	—	21,780
Issuance of warrants in connection with Second Amended Term Loan	—	—	411	—	—	411
Other comprehensive income	—	—	—	46	—	46
Net loss	—		—	—	(29,752)	(29,752)
Balance at January 31, 2026	66,989,466	$631,992	$52,180	$(842)	$(401,784)	$281,546
Exercise of stock options	—	3	—	—	—	3
Share-based compensation expense	—	—	4,145	—	—	4,145
Other comprehensive loss	—	—	—	(299)	—	(299)
Net loss	—	—	—	—	(30,227)	(30,227)
Balance at April 30, 2026	66,989,466	$631,995	$56,325	$(1,141)	$(432,011)	$255,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Six months ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(59,979)	$(50,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	319	427
Loss on extinguishment of debt	488	—
Loss on impairment of assets	147	—
Non-cash lease expense	489	102
Accretion of marketable securities	(1,085)	(1,977)
Unrealized foreign currency losses	40	21
Share-based compensation expense	6,948	4,459
Depreciation of property and equipment	369	208
Changes in operating assets and liabilities:
Investment tax credit receivable	104	(200)
Prepaid expenses and other assets	(4,004)	(1,353)
Accounts payable	(4,895)	152
Accrued expenses and other current liabilities	1,901	37
Lease liabilities	(243)	(88)
Net cash used in operating activities	(59,401)	(48,643)
Cash flows from investing activities
Purchases of property and equipment	(251)	(344)
Purchases of marketable securities	(219,401)	(108,423)
Proceeds from maturities of marketable securities	116,993	41,750
Net cash used in investing activities	(102,659)	(67,017)
Cash flows from financing activities
Proceeds from Second Amended Term Loan	25,000	—
Repayment of Amended Term Loan principal	(23,053)	—
Payment of issuance costs associated with Second Amended Term Loan	(545)	—
Proceeds from issuance of pre-funded warrants	23,250	—
Proceeds from public offering	126,250	—
Payment of issuance cost associated with public offering and pre-funded warrants	(9,448)	—
Proceeds from exercise of stock options	280	200
Net cash provided by financing activities	141,734	200
Effect of exchange rate changes on cash and cash equivalents	1	1
Net decrease in cash and cash equivalents	(20,325)	(115,459)
Cash and cash equivalents at beginning of period	50,152	173,004
Cash and cash equivalents at end of period	$29,827	$57,545
Supplemental cash flow information:
Cash paid for interest	$1,000	$1,046
Warrant value issued as part of Second Amended Term Loan	$415	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

1.
Description of Business

enGene Therapeutics Inc., formerly enGene Holdings Inc., together with its consolidated subsidiaries enGene Inc. and enGene USA, Inc. (“enGene” or the “Company”) is a clinical-stage biotechnology company focused on developing genetic medicines to improve the lives of patients, and its head office is located in Montreal, Quebec, Canada. The Company is developing non-viral genetic medicines based on its novel and proprietary dually derived chitosan, or “DDX”, gene delivery platform, which allows localized delivery of multiple gene cargos directly to mucosal tissues and other organs. We currently only have one product candidate, detalimogene, which is in a pivotal Phase 2 trial.

The Company lists its Common Shares and Warrants on the Nasdaq Global Market under the symbols “ENGN” and “ENGNW,” respectively.

Segment Information

The Company considered the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer (“CEO”). The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. Based on this factor, the Company determined that it operates and manages its business as a single operating segment. As of April 30, 2026, the Company had $5.7 million and $3.7 million in long-lived assets held in the United States and in Canada, respectively. As of October 31, 2025, the Company had $7.2 million and $3.0 million in long-lived assets held in the United States and in Canada, respectively.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. As indicated in Note 16, Subsequent Events, the Company recently announced a plan to reduce its workforce by approximately 50% to streamline operations and preserve cash, in alignment with the Company’s strategic priorities. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents and marketable securities as of April 30, 2026 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months.

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

The Company has incurred a net loss of $60.0 million and negative cash flows from operating activities of $59.4 million for the six months ended April 30, 2026 and, as of that date, has an accumulated deficit of $432.0 million. The Company has not yet commercialized any product candidates and does not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all.

Even if the implementation of the workforce reduction and cash preservation strategy announced in June 2026 provides the anticipated cost savings as expected, the Company will need additional funding to support its continuing operations, service its outstanding debt and pursue its development strategy. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through public and PIPE financings, offering debt, and issuance of warrants.  The Company may seek additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties or other means.  There is no assurance that the Company will be successful in obtaining sufficient funding on acceptable terms, if at all, and it could be forced to delay, reduce or eliminate some or all of its research and development

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

programs or commercialization efforts, which could materially adversely affect the Company’s business prospects or its ability to continue operations.

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

Unaudited Interim Financial Information and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial reporting and accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The condensed consolidated balance sheet at October 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for annual financial statements. These interim financial statements include the accounts of the Company and its wholly owned subsidiaries, enGene, Inc. and enGene USA, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements as of October 31, 2025 and 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of April 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended April 30, 2026 and 2025, the condensed consolidated statement of shareholders' equity for the three and six months ended April 30, 2026 and 2025, and condensed consolidated statements of cash flows for the six months ended April 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended April 30, 2026 and 2025 are unaudited. The results for the three and six months ended April 30, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending October 31, 2026, any other interim periods, or any future year or period.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and related obligations. The new guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of this updated standard on its consolidated financial statements and related disclosures.

ENGENE THERAPEUTICS INC.

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

3.
Fair Value Measurements

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of April 30, 2026:

		April 30, 2026
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$26,515	$26,515	$—	$—
Short term marketable securities:
U.S. government treasuries	214,915	214,915	—	—
Government agency securities	13,723	—	13,723	—
Long term marketable securities:
U.S. government treasuries	26,709	26,709	—	—
Total financial assets	$281,862	$268,139	$13,723	$—

ENGENE THERAPEUTICS INC.

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

As of April 30, 2026 and October 31, 2025, the Company classified its government agency marketable securities as Level 2 within the valuation hierarchy. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the three and six months ended April 30, 2026 and 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of all other financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4.
Marketable Securities

The Company invests in money market funds, U.S. Treasury and government agency debt securities; all marketable securities are classified as available-for-sale and carried at fair value, with unrealized changes in fair value reflected in the other comprehensive income in the condensed consolidated statements of shareholders' equity.

As of April 30, 2026, the marketable securities consisted of the following:

	April 30, 2026
Description	Amortized Cost	Unrealized Holdings Gains	Unrealized Holdings Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$26,515	$—	$—	$26,515
U.S. government treasuries	214,973	36	$(94)	$214,915
Government agency securities	13,732	—	(9)	$13,723
Total cash equivalents and short-term investments	$255,220	$36	$(103)	$255,153
Long-term investments:
U.S. government treasuries	26,769	—	(60)	$26,709
Total long-term investments	$26,769	$—	$(60)	$26,709
Total	281,989	36	(163)	$281,862

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of April 30, 2026, all marketable securities held by the Company had remaining contractual maturities of one year or less, except for certain U.S. treasury and government agency securities that had maturities of one to two years.

As of April 30, 2026, the Company held 60 securities, 42 of which, with an aggregate fair value of $182.9 million, were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months except for one security that has sustained an unrealized loss position for greater than 12 months; the unrealized loss on this security is immaterial, representing less than 1% of its total value. There has been no change in the credit risk of such securities during the three and six months ended April 30, 2026. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the securities before recovery of the amortized cost basis of its debt securities. No allowance for credit losses was recorded as of April 30, 2026 because the decline in fair value below amortized cost is not related to credit losses. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment. The unrealized losses on U.S. treasury and government agency securities range from 0-1% of their amortized cost.

As of October 31, 2025, the marketable securities consisted of the following:

	October 31, 2025
Description	Amortized Cost	Unrealized Holdings Gains	Unrealized Holdings Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$8,642	$—	$—	$8,642
U.S. government treasuries	146,984	131	(25)	147,090
Government agency securities	21,368	7	(9)	21,366
Total cash equivalents and short-term investments	$176,994	$138	$(34)	$177,098
Long-term investments:
U.S. government treasuries	8,498	25	(1)	8,522
Total long-term investments	8,498	25	(1)	8,522
Total	185,492	163	(35)	185,620

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

Accrued interest receivable on the Company's marketable securities totaled $2.1 million and $1.3 million as of April 30, 2026 and October 31, 2025, respectively, and was presented within prepaids and other current assets on the Company's condensed consolidated balance sheets. No accrued interest receivable was written off during the three and six months ended April 30, 2026 and 2025.

There were no material realized gains or losses recognized related to available-for-sale securities during the three and six months ended April 30, 2026 and 2025.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

5.
Property and Equipment, Net

As of April 30, 2026, and October 31, 2025, property and equipment consisted of the following:

	April 30,	October 31,
	2026	2025
Lab equipment	$3,249	$3,134
Office furniture	879	871
Computer equipment	298	169
Leasehold improvements	220	262
Computer software	144	144
Property and equipment	4,790	4,580
Less: Accumulated depreciation and amortization	2,455	2,103
Property and equipment, net	$2,335	$2,477

Depreciation and amortization expense related to property and equipment was $0.2 million and $0.1 million for the three months ended April 30, 2026 and 2025, respectively. Depreciation and amortization expense related to property and equipment was $0.4 million and $0.2 million for the six months ended April 30, 2026 and 2025, respectively.

6.
Accrued Expenses and Other Current Liabilities

As of April 30, 2026, and October 31, 2025, accrued expenses and other current liabilities consisted of the following:

	April 30,	October 31,
	2026	2025
Research and development expenses	$13,262	$9,397
Employee compensation and related benefits	$2,150	4,053
Professional fees	$847	1,229
Other	$953	577
Income taxes payable	$-	19
Total accrued expenses and other current liabilities	$17,212	$15,275

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

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The License Agreement provides for a one-time payment of $50 thousand for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase I clinical trial or, if there is no Phase I clinical trial, in a Phase II clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a milestone product by the FDA. The first milestone, related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone - regulatory approval of a milestone product, has not yet been achieved as of April 30, 2026. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the three and six months ended April 30, 2026 and 2025, the Company incurred $13 and $25 thousand, respectively, of expenses related to the annual maintenance fee under the License Agreement. As of April 30, 2026, the Company had not incurred fees related to the manufacturing payment under the License Agreement. All expenses related to License Agreement are recorded within research and development expenses.

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

ENGENE THERAPEUTICS INC.

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

The Second Amended Loan Agreement provides for up to $125.0 million available for advances in multiple tranches, as follows: (i) an initial term loan advance of $25.0 million to refinance in full the term loans outstanding under the First Amended Loan Agreement, which advance was issued to the Company on the Second Amendment Closing Date; (ii) an aggregate principal amount of up to $35.0 million, subject to the achievement of the Clinical Milestone (as defined in the Second Amended Loan Agreement) and satisfaction of certain other conditions precedent, and continuing through March 31, 2027; (iii) an aggregate principal amount of up to $20.0 million, subject to the achievement of the specified Approval Milestone (as defined in the Second Amended Loan Agreement) and continuing through the earlier of (x) 90 days following the Approval Milestone and (y) December 15, 2027; (iv) an aggregate principal amount of up to $20.0 million, subject to the achievement of the specified Commercial Milestone (as defined in the Second Amended Loan Agreement) and continuing through the earlier of (x) 90 days following the Commercial Milestone and (y) December 15, 2028; and (v) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent, pursuant to which enGene may request from time to time up to and including the Amortization Date (as defined in the Second Amended Loan Agreement) that the Lenders make additional term loan advances in an aggregate principal amount of up to $25.0 million.

The 2026 Term Loan matures on January 1, 2030 (the “2026 Term Loan Maturity Date”).  The Company is required to pay to the Lenders upon the earlier of (i) the 2026 Term Loan Maturity Date; (ii) payment in full of the 2026 Term Loan; or (iii) the date that the Secured Obligations (as defined in the Second Amended Loan Agreement) become due and payable, an end of term fee equal to 5.95% of the aggregate principal amount of the advances made for the 2026 Term Loan (the "2026 End of Term Charge"). Advances under each tranche are subject to a facility charge, ranging from 0.50% to 0.75% of the aggregate principal amount advanced. The 2026 Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 2.25% (capped at 10.25%) and (b) 9.25%. After the Amortization Date, the outstanding 2026 Term Loan and interest shall be repayable in equal monthly payments of principal and accrued interest until the 2026 Term Loan Maturity Date. The Interim Milestone under the First Amended Loan Agreement was achieved during the year ended October 31, 2024. No other milestones under the Second Amended Loan Agreement have been achieved as of April 30, 2026. The effective interest rate of the 2026 Term Loan was 12.1% as of April 30, 2026.

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

As of April 30, 2026, the Company had borrowed $25.0 million under the Second Amended Loan Agreement and incurred $2.9 million of debt discount and issuance costs inclusive of legal fees and the 2023 End of Term Charge and 2026 End of Term Charge. The remaining $100.0 million of the uncommitted tranches subject to satisfaction of certain other milestone conditions precedent described above remains undrawn and available to the Company.

The Company accounted for the Second Amended Loan Agreement as an extinguishment of the 2023 Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.5 million as a component within other income and expense in the Company's consolidated statement of operations during the six months ended April 30, 2026, which represented the difference between the fair value of the Second Amended Term Loan, including fees and the fair value of warrants provided directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment. No loss on extinguishment was recorded during the three months ended April 30, 2026.

Pursuant to the Second Amended Loan Agreement, the Company has granted Hercules a security interest senior to any current and future debts and to any security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, subject to limited exceptions including the Company’s intellectual property.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The Second Amended Loan Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Second Amended Loan Agreement also contains certain events of default, including but not limited to those arising from material adverse events (as defined in the Second Amended Loan Agreement), and representations, warranties and both financial and non-financial covenants of the Company. As of April 30, 2026 and the date hereof, the Company is in compliance with all covenants, including the financial covenant requiring the Company to maintain a balance of $10.0 million in unrestricted cash.

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

Warrants subsequently issued under the Second Amended Loan Agreement shall be substantially in the form of the Hercules 2026 Warrants.

As of April 30, 2026 and October 31, 2025, the carrying value of the term loans consisted of the following:

	April 30, 2026	October 31, 2025
Note payable, including End of Term Charge	$27,725	$24,231
Debt discount, net of accretion	(2,815)	(1,088)
Accrued interest	193	183
Note payable, net of discount	$25,103	$23,326

As of April 30, 2026, the Company classified the entire note payable as long-term as no principal payments were due in the next 12 months. As of October 31, 2025, the Company classified $8.0 million of the note payable as current. During the three months ended April 30, 2026 and 2025, the Company recognized $0.7 million of interest expense related to the term loans of which $0.2 million and $0.1 million, respectively, was related to the amortization of the debt discounts. During the six months ended April 30, 2026 and 2025, the Company recognized $1.5 million of interest expense related to the term loans, for each period, of which $0.3 million was related to the amortization of the debt discounts, for each period.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest are as follows as of April 30, 2026:

Note Principal Payments
2026	—
2027	—
2028	1,238
2029	18,991
2030	7,496
Total principal payments, including End of Term Charge	27,725

As of April 30, 2026, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

9.
Common Shares

The Company has an unlimited number of Common Shares authorized for issuance, with no par value. As of April 30, 2026 and October 31, 2025, there were 66,989,466 and 52,018,658 Common Shares outstanding, respectively.

The holders of the Common Shares are entitled to one vote per Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the Company's board of directors, or the "Board", if any, subject to the preferential dividend rights of preferred shares. Through April 30, 2026, no cash dividends had been declared or paid.

On March 9, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), as agent, pursuant to which the Company may offer and sell, from time to time, through Leerink, up to $100,000,000 of Common Shares, and concurrently terminated the prior Open Market Sale Agreement dated December 20, 2024 by and between the Company and Jefferies LLC (the “Prior Open Market Sale Agreement”). Through April 30, 2026, the Company sold no Common Shares under the Sales Agreement or the Prior Open Market Sale Agreement, prior to its termination date.

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

Pre-Funded Warrants to Purchase Common Shares

As of April 30, 2026, the Company had 2,735,295 Pre-Funded Warrants to purchase common shares outstanding. The Pre-Funded Warrants have an exercise price of $0.0001 and do not expire. A holder may not exercise any portion of a pre-funded warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Shares immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% (if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5635(b) or any successor rule) upon 61 days’ notice to the Company, subject to the terms of the Pre-Funded Warrants. The

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

common share Pre-Funded Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

Warrants to Purchase Common Shares

As of April 30, 2026, the Company had 8,552,818 warrants to purchase common shares outstanding. As of October 31, 2025, the Company had 8,511,968 warrants to purchase common shares outstanding.

Of the warrants to purchase common shares outstanding as of April 30, 2026, 8,449,555 of the warrants have an exercise price of $11.50, and are exercisable through October 31, 2028 (the "Public Warrants"). The Company may elect to call in the warrants for redemption if the share price of the Company equals or exceeds $18.00 for any twenty (20) trading days within the thirty (30) trading-day period ending on the third (3rd) trading day prior to the date on which notice of the redemption is given, subject to adjustments as provided in the terms of the warrant agreement. The Public Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. The Public Warrants are listed on the Nasdaq Capital Market under the symbol “ENGNW”.

An additional 62,413 Hercules 2023 Warrants outstanding as of April 30, 2026 were issued to the Lenders in connection with the First Amended Loan Agreement on December 22, 2023, have an exercise price of $7.21, are exercisable at any time beginning on December 22, 2023, and expire on December 22, 2030, or seven years from the issuance date.

An additional 40,850 Hercules 2026 Warrants outstanding as of April 30, 2026 were issued to the Lenders in connection with the Second Amended Loan Agreement on January 20, 2026, have an exercise price of $9.18, are exercisable at any time beginning on January 20, 2026, and expire on January 20, 2033, or seven years from the issuance date.

The Hercules Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Please refer to Note 10, Share-Based Compensation, below for the summary of the Common Shares reserved for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under and outside the Company's Amended and Restated enGene Therapeutics Inc. 2023 Incentive Equity Plan.

10.
Share-Based Compensation

Amended and Restated enGene Therapeutics Inc. 2023 Incentive Equity Plan

The Company's Amended and Restated enGene Therapeutics Inc. 2023 Incentive Equity Plan (the "2023 Plan") was adopted on May 15, 2024 and superseded all prior plans. The 2023 Plan is administered by the Board or, at the discretion of the Board, by a committee of the Board, (the "Committee"). The exercise prices, vesting and other restrictions are determined at the discretion of the Board, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the Common Shares on the date of grant and the term of stock option may not be greater than ten years. Common Shares that are expired, terminated, surrendered or cancelled under the 2023 Plan without having been fully exercised will be available for future awards. The Plan authorizes the award of incentive stock options, or ISOs, non-qualified stock options, or NQSOs, Stock Units, Stock Appreciation Rights, or SARs, and other share-based awards including performance awards and share bonus awards. The Plan contains the evergreen provision (the "Evergreen Provision") pursuant to which on the first business day of each calendar year, the aggregate number of Common Shares that could be issued or transferred thereunder (the "Plan Share Reserve") and the number of Common Shares available for options intended to qualify as incentive stock options (the "ISO Sublimit") each increase by such number of Common Shares  as equals 5% of the aggregate number of Common Shares outstanding on the final day of the immediately preceding calendar year (or such smaller number of shares as is determined by the compensation committee), and the ISO Sublimit by the lesser of 2,500,000 Common Shares and the increase in the Plan Share Reserve (or such smaller number of shares may be determined by the compensation committee of the Company’s board of directors). On January 1, 2026, the Committee allowed the full 5% increase for 2026 under the Evergreen Provision.

As of April 30, 2026, inclusive of (i) the Common Shares subject to the outstanding grants under the prior plans, and (ii) 3,349,283 Common Shares added effective January 1, 2026 under the Evergreen Provision, there were 11,882,624 of Common Shares reserved for issuance under the Plan and there are 2,916,016 shares remaining for issuance.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

2025 Employee Stock Purchase Plan

On June 10, 2025, at its 2025 Annual General Meeting of shareholders, the shareholders of enGene Therapeutics Inc. approved the adoption of the 2025 Employee Stock Purchase Plan (the "ESPP”), pursuant to which 2,000,000 common shares of the Company, no par value, will be reserved for issuance. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date and is subject to change by a Plan Administrator prior to each purchase period. As of April 30, 2026, there were no shares issued and 2,000,000 shares remained available for issuance.

Inducement Grants

The Company may grant an inducement equity award consisting of a non-qualified stock option to purchase Common Shares to newly hired employees as an inducement material to such employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4), which awards are granted outside of the 2023 Plan. No inducement awards have been granted during the three and six months ended April 30, 2026. As of April 30, 2026, 3,352,550 non-qualified stock options have been granted as inducement equity awards, of which 855,794 have vested, 37,200 have been forfeited and none have expired. All options remain outstanding.

As of April 30, 2026, and October 31, 2025, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, restricted share units, and remaining shares reserved for future issuance under the 2023 Plan and options granted outside of the 2023 Plan as part of the inducement grants:

	April 30,	October 31,
	2026	2025
Warrants to purchase common shares	8,552,818	8,511,968
Incentive options to purchase common shares awarded pursuant to the 2023 Plan	8,700,583	5,717,948
Inducement grant stock options awarded outside of the 2023 Plan	3,315,350	3,315,350
Restricted share units awarded pursuant to the 2023 Plan	266,025	—
Pre-funded warrants to purchase common shares	2,735,295	—
Remaining shares reserved for future issuance under the 2023 Plan	2,916,016	2,933,304
Remaining shares reserved for future issuance under ESSP	2,000,000	2,000,000
Total	28,486,087	22,478,570

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the three and six months ended April 30, 2026 and 2025 are summarized below:

	Three months ended April 30,		Six months ended April 30,
	2026	2025	2026	2025
Expected term (in years)	—	6.08	6.03-6.08	6.02-6.08
Expected volatility	—	82.39%	82.39-82.48%	81.24-82.39%
Risk-free interest rate	—	4.01%	3.9-3.91%	4.01-4.49%
Expected dividend yield	—	—	—	—
Fair value of common shares and exercise price of options (USD)	$—	$4.44	$9.53	$4.44-7.39

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2025	9,033,298	$6.93	8.5	$10,979
Granted	3,161,490	9.53
Exercised	(117,868)	2.38
Forfeited or expired	(60,987)	8.14
Outstanding as of April 30, 2026	12,015,933	$7.63	8.5	$10,865
Options vested and exercisable as of April 30, 2026	3,929,761	$6.77	7.1	$6,561
Options unvested as of April 30, 2026	8,086,172	$8.04	9.1	$4,304

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting date.

There were no options granted during the three months ended April 30, 2026. The weighted-average grant-date fair value per share of share options granted during the three months ended April 30, 2025 was $3.23. The weighted-average grant-date fair value per share of share options granted during the six months ended April 30, 2026 and 2025, was $9.53 and $5.23, respectively.

Restricted Share Units

Restricted share units are granted under the 2023 Plan and are expensed based on the fair value of the award, which equals the share price on the grant date, on a straight-line basis over the four-year service period of the award. The following table summarizes the restricted share unit activity under the 2023 Plan:

	Number of Shares	Weighted- Average Grate Date Fair Value
Outstanding as of October 31, 2025	—	$—
Granted	272,925	9.53
Vested	—	—
Forfeited or expired	(6,900)	9.53
Outstanding as of April 30, 2026	266,025	$9.53

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Research and development	$1,627	$888	$2,631	$1,513
General and administrative	2,518	1,762	4,317	2,946
Total share-based compensation expense	$4,145	$2,650	$6,948	$4,459

As of April 30, 2026, there was $45.2 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 3.1 years.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

11.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common shareholders, basic and diluted	$30,227	$25,815	$59,979	$50,431
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted (1)	69,724,761	51,019,363	68,473,598	50,997,987
Net loss per common share, basic and diluted	$0.43	$0.51	$0.88	$0.99

(1) Pre-funded warrants of 2,735,295 are included within the weighted-average number of common shares calculation for 2026.

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders for the three and six months ended April 30, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Warrants to purchase common shares	8,552,818	8,511,968	8,552,818	8,511,968
Options to purchase common shares	12,015,933	9,046,830	12,015,933	9,046,830
Restricted share units	266,025	—	266,025	—
Total	20,834,776	17,558,798	20,834,776	17,558,798

12.
Income Taxes

There was no income tax expense incurred during the three and six months ended April 30, 2026. During the three and six months ended April 30, 2025, the Company recorded income tax expense of $240 thousand and $258 thousand, respectively.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of April 30, 2026, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

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

On January 1, 2024, enGene USA, Inc. entered into a lease agreement, in which the Company is sub-leasing approximately 6,450 square feet of office space located at 200 Fifth Avenue, Waltham, MA. The Company will make an aggregate amount of base rental payments of $0.5 million under the initial term of the lease, which is set to expire on December 30, 2026 and does not have an option to renew. Upon commencement, the Company recognized an initial lease liability and corresponding right of use asset of $0.4 million.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

On June 4, 2025, enGene USA, Inc. entered into a lease agreement, pursuant to which the Company agreed to lease approximately 26,335 square feet of office space located at 99 High Street, Boston, Massachusetts. The Company is expected to make an aggregate amount of base rental payments of $10.6 million, under the initial term of the lease, which is set to expire in November 2030. In connection with the lease, enGene Therapeutics Inc. has delivered a guaranty, dated June 4, 2025, pursuant to which the Company guaranteed enGene USA's payment and performance. The lease commenced in June 2025 and upon commencement, the Company recognized an initial lease liability of $6.4 million and corresponding right of use asset of $6.5 million.

During the three and six months ended April 30, 2026 and 2025, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Lease Cost:
Operating lease cost	$585	$115	$1,183	$230
Variable operating lease cost	—	—	—	—
Total operating lease cost	$585	$115	$1,183	$230

Maturities of the Company's operating lease liabilities as of April 30, 2026 are as follows:

2026	$1,250
2027	2,397
2028	2,415
2029	2,463
2030	2,509
Thereafter	1,105
Total	12,139
Less: Interest	(3,891)
Total lease liability	$8,248

14.
Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of April 30, 2026, and October 31, 2025, there were no such matters which would have a material impact on the Company’s financial results.

Purchase and Other Obligations

The Company enters into contracts in the normal course of business with CROs, CDMOs and other third-party vendors for nonclinical research studies and testing, clinical trials and testing and manufacturing services. Most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments due upon cancellation consist of payments for services provided or expenses incurred, including non-cancelable obligations of services and those incurred by subcontractors of our suppliers.

ENGENE THERAPEUTICS INC.

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

The following table summarizes significant segment expenses, other segment items and the measure of segment net loss of the Company's reportable segment for the three and six months ended April 30, 2026 and 2025:

	Three Months Ended April 30,		Six Months Ended April 30,
	2026	2025	2026	2025
Research and development expenses:
Chemistry, Manufacturing and Controls(1)	$7,682	$7,817	$18,154	$19,379
Clinical operations(2)	5,106	4,549	9,165	8,114
Other research and development expenses(3)	2,070	2,605	3,400	3,653
Personnel-related expenses, excluding stock-based compensation	5,710	4,350	11,100	7,524
Stock based compensation	1,627	888	2,631	1,513
Total research and development expenses	22,195	20,209	44,450	40,183
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	3,164	2,660	6,507	5,087
Stock based compensation	2,518	1,762	4,317	2,946
Other general and administrative expenses(4)	4,091	2,493	7,879	5,521
Total general and administrative expenses	9,773	6,915	18,703	13,554
Other segment items(5)	(1,741)	(1,309)	(3,174)	(3,306)
Net loss	$30,227	$25,815	$59,979	$50,431

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

(5) Other segment items include interest income, interest expense, loss on extinguishment of debt and other expenses. A breakdown of each category by period can be seen within the Condensed Statements of Operations and Comprehensive Loss.

16.
Subsequent Events

Resignation of CMO; Appointment of Interim CMO

On June 13, 2026, Dr. Hussein Sweiti, the Company's Chief Medical Officer and Head of Research and Development, notified the Company of his intent to resign from the Company, effective as of June 14, 2026.  The Company expects to enter into an agreement with Dr. Sweiti providing for a general release and waiver of claims against the Company, after which Dr. Sweiti will be entitled to receive the severance benefits under his Amended and Restated Employment Agreement with enGene USA, Inc., effective May 6, 2026, as described in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 7, 2026 (the "A&R Sweiti Employment Agreement").  The Company expects to incur approximately $0.7 million of personnel related costs and

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

$1.2 million in non-cash stock-based compensation expense, primarily associated with accelerated vesting of stock options, related to Dr. Sweiti's resignation under the A&R Sweiti Employment Agreement.  Effective June 15, 2026, Dr. William Grossman has been appointed as Interim Chief Medical Officer of the Company.

Workforce Reduction and Strategic Restructuring

On June 15, 2026, the Company announced the implementation of a plan to reduce its workforce by approximately 50% to streamline operations and preserve cash. The Company’s board of directors approved this strategic restructuring, effective June 14, 2026, in order to preserve shareholder capital as the Company awaits  additional durability data and meetings with the FDA in connection with the Company’s LEGEND pivotal cohort.  The Company has retained personnel and resources required to meet its key strategic goals and milestones, including completion of the LEGEND Cohort 1; enrolling the detalimogene plus surfactant cohort; meeting with the FDA and planning for BLA initiation in the second half of 2026; and completing necessary pre-commercial activities required to support the commercial launch of detalimogene in 2027, if approved.  The Company currently estimates it will incur restructuring costs of approximately $5.7 to $6.4 million, consisting primarily of employee severance, benefits, and other related costs, as well as approximately $4.7 million to $5.0 million in non-cash stock-based compensation expense primarily associated with accelerated vesting of stock options.

Further, in connection with the strategic restructuring, on June 14, 2026, the Company’s board of directors approved performance-based cash retention bonus awards for certain executive employees and the non-executive employees of the Company. Subject to remaining actively employed and in good standing with the Company, aggregate cash retention bonus awards of approximately $1.7 million will be paid upon the achievement of two milestones: (i) the completion of the pre-BLA meeting with the FDA relating to detalimogene on or prior to December 31, 2026 and (ii) confirmation from the FDA that the Company’s filing of the BLA with the FDA with respect to detalimogene has been completed and accepted by the FDA, provided that such confirmation is received by the Company from the FDA no later than September 30, 2027.

The estimated charges that the Company expects to incur as a result of the restructuring are subject to several assumptions, and actual results may differ materially from these estimates. The Company may incur additional costs due to events associated with or resulting from the strategic restructuring and workforce reduction. The Company expects to record the majority of these expenses in the second half of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this section, unless otherwise noted, “we”, “our”, “us”, “enGene” and the “Company” refer to enGene Therapeutics Inc. and all of its subsidiaries.

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

Overview

Business Overview

We are a clinical-stage biotechnology company mainstreaming genetic medicine through the delivery of therapeutics to mucosal tissues and other organs, with the goal of creating new ways to address diseases with high clinical needs, beginning with non-muscle invasive bladder cancer ("NMIBC"). We are developing non-viral genetic medicines based on our novel and proprietary dually derived oligochitosan, or “DDX”, gene delivery platform, which allows localized delivery of complex genetic cargos directly to mucosal tissues and other organs. Our lead product candidate, detalimogene voraplasmid, or detalimogene, formerly known as EG-70, is a therapy designed to promote a pro-inflammatory, anti-tumor microenvironment throughout the bladder urothelium. We believe this enables the immune system to durably clear the tumor and develop memory to resist recurrence. Because this treatment is designed to work by delivering genetic cargo to the broader tumor tissue environment rather than tumor cells specifically, we believe it has the potential to be utilized across a variety of tumor types. Currently, we are developing detalimogene as a monotherapy to treat NMIBC with carcinoma in situ (“CIS”) with or without concomitant papillary disease in patients that have been unresponsive to treatment with Bacillus Calmette-Guérin, or “BCG,” or what is referred to as “BCG-unresponsive NMIBC with CIS.” BCG is established as the first-line therapy for patients diagnosed with high-risk NMIBC; however, supply constraints have resulted in a shortage of BCG in the United States for over a decade. We are also exploring the clinical application of detalimogene to various additional NMIBC patient populations, namely, high-risk papillary-only BCG-unresponsive NMIBC (i.e., high-risk NMIBC without CIS), as well as high-risk BCG-naïve NMIBC patients with CIS and high-risk BCG-exposed NMIBC patients with CIS (i.e., patients who have not received an adequate course of BCG and who do not qualify as BCG-unresponsive in accordance with FDA and urology practice guidelines).

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

Detalimogene is currently being studied in a combined Phase 1/2 open-label trial, referred to as “LEGEND” (ClinicalTrials.gov identifier NCT04752722). The Phase 2 portion of LEGEND is comprised of multiple cohorts: Cohort 1 is a pivotal cohort studying detalimogene in patients with high-risk BCG-unresponsive NMIBC with CIS with or without concomitant papillary disease for which we have completed enrollment with 125 patients; Cohort 2a is evaluating detalimogene in patients with high-risk BCG-naïve NMIBC with CIS, Cohort 2b is evaluating detalimogene in patients with high-risk BCG-exposed NMIBC with CIS; and Cohort 3 is evaluating detalimogene in patients with high-risk BCG-unresponsive NMIBC who have papillary disease only.  As discussed further below in “—Recent Developments—Legend Trial”, a newly added cohort incorporates a short surfactant bladder rinse using diluted polidocanol solution, prior to the administration of detalimogene.

Recent Developments

LEGEND Trial

In May 2026, we reported updated interim results from the pivotal cohort of the LEGEND trial. As of April 21, 2026, detalimogene demonstrated an any-time complete response (“CR”) rate of 54.0% among evaluable patients, with CR rates of 43.0%, 32.7%, and 13.3% at six, nine, and twelve months, respectively. Kaplan-Meier estimated CR rates were 39.4%, 31.6%, and 24.5% at six, nine, and twelve months, respectively. The data remains subject to ongoing data collection and cleaning.

In conjunction with our May 2026 pivotal Cohort 1 update, we announced the expansion of LEGEND to include an additional cohort, which incorporates a short surfactant bladder rinse using diluted polidocanol solution, prior to the administration of detalimogene. Polidocanol is an FDA-approved product used for the treatment of spider and reticular veins. When instilled into the bladder, polidocanol disrupts the bladder’s mucosal barrier. Surfactants have been shown to boost efficacy with other gene therapies in preclinical models and were subsequently incorporated into clinical development.  The first patients have been enrolled, and the Company may enroll up to 80 patients in this global study.

Further, as part of cash conservation efforts, the Company has stopped enrollment in all additional cohorts of the LEGEND trial and plans to reevaluate its strategy for these cohorts following discussion with the FDA in the second half of 2026. We expect 12-month complete response data for the pivotal cohort of the Phase 2 LEGEND trial, engagement with the FDA regarding our planned BLA filing, and to initiate a BLA submission in the second half of 2026.

Workforce Reduction and Strategic Restructuring

  On June 15, 2026, we announced the implementation of a plan to reduce our workforce by approximately 50% to streamline operations and preserve cash.  The Company’s board of directors approved this strategic restructuring, effective June 14, 2026, in order to preserve shareholder capital as the Company awaits  additional durability data and meetings with the FDA in connection with the Company’s LEGEND pivotal cohort.  The Company has retained personnel and resources required to meet its key strategic goals and milestones,  including completion of the LEGEND Cohort 1; enrolling the detalimogene plus surfactant cohort; meeting with the FDA and planning for BLA initiation in the second half of 2026; and completing necessary pre-commercial activities required to support the commercial launch of detalimogene in 2027, if approved. The Company currently estimates it will incur restructuring costs of approximately $5.7 to $6.4 million, consisting primarily of employee severance, benefits, and other related costs, as well as approximately $4.7 million to $5.0 million in non-cash stock-based compensation expense primarily associated with accelerated vesting of stock options.

Further, in connection with the strategic restructuring, on June 14, 2026, the Company’s board of directors approved performance-based cash retention bonus awards for certain executive employees and the non-executive employees of the Company. Subject to remaining actively employed and in good standing with the Company, aggregate cash retention bonus awards of approximately $1.7 million will be paid upon the achievement of two milestones: (i) the completion of the pre-BLA meeting with the FDA relating to detalimogene on or prior to December 31, 2026 and (ii) confirmation from the FDA that the Company’s filing of the BLA with the FDA with respect to detalimogene has been completed and accepted by the FDA, provided that such confirmation is received by the Company from the FDA no later than September 30, 2027.

The estimated charges that the Company expects to incur as a result of the restructuring are subject to several assumptions, and actual results may differ materially from these estimates. The Company may incur additional costs due to events associated with or resulting from the strategic restructuring and workforce reduction. The Company expects to record the majority of these expenses in the second half of 2026.

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

We have never been profitable and have incurred net losses since inception. Our net loss was $30.2 million and $60.0 million for the three and six months ended April 30, 2026 and $25.8 million and $50.4 million for the three and six months ended April 30, 2025, respectively. As of April 30, 2026 and October 31, 2025 we had an accumulated deficit of $432.0 million and $372.0 million, respectively, and cash, cash equivalents and marketable securities of $285.2 million and $202.3 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the ongoing LEGEND study of detalimogene, including the pivotal cohort of patients with BCG-unresponsive NMIBC, to completion; enrolling the detalimogene plus surfactant cohort; meeting with the FDA and planning for potential BLA initiation in the second half of 2026; and completing necessary manufacturing processes and pre-commercial activities required to support the potential approval of commercial launch of detalimogene in 2027, if approved. As a result, we expect to need additional funding to support our continuing operations and pursue our strategy.

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings, or other capital sources, which could include potential collaboration agreements, strategic alliances, or licensing arrangements. We may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates. While we have historically been successful in securing financing, raising additional funds is dependent on a number of factors outside of our control, including but not limited to the price of our common shares, and as such there is no assurance that we will be able to do so in the future, if at all. Refer to “Liquidity and Capital Resources” section below.

We expect that our existing cash, cash equivalents and marketable securities as of April 30, 2026 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report, and neither the interim clinical data the Company reported in May 2026 and the newly announced additional cohort of LEGEND, nor the reduction in workforce announced in June 2026 have impacted this expectation.

Resignation of CMO; Appointment of Interim CMO

On June 13, 2026, Dr. Hussein Sweiti, the Company's Chief Medical Officer and Head of Research and Development, notified the Company of his intent to resign from the Company, effective as of June 14, 2026.  The Company expects to enter into an agreement with Dr. Sweiti providing for a general release and waiver of claims against the Company, after which Dr. Sweiti will be entitled to receive the severance benefits under his Amended and Restated Employment Agreement with enGene USA, Inc., effective May 6, 2026, as described in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 7, 2026 (the "A&R Sweiti Employment Agreement").  The Company expects to incur approximately $0.7 million of personnel related costs and $1.2 million in non-cash stock-based compensation expense, primarily associated with accelerated vesting of stock options, related to Dr. Sweiti's resignation under the A&R Sweiti Employment Agreement.  Effective June 15, 2026, Dr. William Grossman has been appointed as Interim Chief Medical Officer of the Company.

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

A significant portion of our research and development costs to date have been third-party costs, which we track on an individual product candidate basis after a clinical product candidate has been identified. Currently, our main clinical product candidate is detalimogene. Our indirect research and development costs are primarily personnel-related costs, facilities, and other costs. Employees and infrastructure are not directly tied to any one program and are deployed across our programs. As such, we do not track these costs on a specific program basis. We utilize third party contractors for our research and development activities and CMOs for our manufacturing activities and we do not have our own manufacturing facilities.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of April 30, 2026 and October 31, 2025, we have recorded a full valuation allowance against our deferred tax assets.

Critical Accounting Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 31, 2025. There were no material changes to our critical accounting policies through April 30, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025.

Results of Operations

Comparison of the three and six months ended April 30, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended April 30,			Six Months Ended April 30,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$22,195	$20,209	$1,986	$44,450	$40,183	$4,267
General and administrative	9,773	6,915	2,858	18,703	13,554	5,149
Total operating expenses	31,968	27,124	4,844	63,153	53,737	9,416
Loss from operations	31,968	27,124	4,844	63,153	53,737	9,416
Other expenses (income), net:
Interest income	(2,663)	(2,488)	(175)	(5,403)	(5,218)	(185)
Interest expense	745	734	11	1,477	1,486	(9)
Loss on extinguishment of debt	—	—	—	488	—	488
Other expense, net	177	205	(28)	264	168	96
Total other income, net	(1,741)	(1,549)	(192)	(3,174)	(3,564)	390
Net loss before income tax	30,227	25,575	4,652	59,979	50,173	9,806
Provision for income tax	—	240	(240)	—	258	(258)
Net loss	$30,227	$25,815	$4,412	$59,979	$50,431	$9,548

Research and Development expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended April 30,			Six Months Ended April 30,
	2026	2025	Change	2026	2025	Change
Research and Development expenses:
Chemistry, Manufacturing and Controls	$7,682	$7,817	$(135)	$18,154	$19,379	$(1,225)
Clinical Operations	$5,106	$4,549	$557	9,165	8,114	$1,051
Personnel-related expenses, including stock-based compensation	$7,337	$5,238	$2,099	13,731	9,037	$4,694
Other research and development expenses	$2,070	$2,605	$(535)	3,400	3,653	$(253)
Total research and development expenses	$22,195	$20,209	$1,986	$44,450	$40,183	$4,267

Research and development expenses increased by $2.0 million from $20.2 million for the three months ended April 30, 2025 to $22.2 million for the three months ended April 30, 2026. This increase was attributable to the following:

•
a $2.7 million increase in personnel-related costs, including a $0.7 million increase in stock-based compensation, driven by increased headcount as the Company continues to scale its clinical operations, quality, medical affairs and manufacturing functions to support our LEGEND study of detalimogene, and increased bonus and contractor expenses; and
•
a $0.6 million increase in clinical operations resulted from our increasing clinical trial activities including complete enrollment of the pivotal cohort of the Phase 2 LEGEND study of detalimogene in BCG-unresponsive NMIBC; partially offset by
•
a $0.5 million decrease in other research and development, primarily driven by decreased consulting services.

Research and development expenses increased by $4.3 million from $40.2 million for the six months ended April 30, 2025 to $44.5 million for the six months ended April 30, 2026. This increase was attributable to the following:

•
a $5.3 million increase in personnel-related costs, including a $1.1 million increase in stock-based compensation, driven by increased headcount as the Company continues to scale its clinical operations, quality, medical affairs and manufacturing functions to support our LEGEND study of detalimogene, and increased bonus and contractor expenses; and
•
a $1.1 million increase in clinical operations resulted from our increasing clinical trial activities including complete enrollment of the pivotal cohort of the Phase 2 LEGEND study of detalimogene in BCG-unresponsive NMIBC; partially offset by
•
a $1.2 million decrease in detalimogene manufacturing activities driven by timing of process validation activities as the Company prepares to execute on its plans to initiate the submission of a BLA in the second half of 2026.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended April 30,			Six Months Ended April 30,
	2026	2025	Change	2026	2025*	Change
Personnel-related expenses, including stock-based compensation	$5,682	$4,422	$1,260	$10,824	$8,033	$2,791
Other general and administrative expenses	4,091	2,493	1,598	7,879	5,521	2,358
Total general and administrative expenses	$9,773	$6,915	$2,858	$18,703	$13,554	$5,149

General and administrative expenses increased by $2.9 million from $6.9 million for the three months ended April 30, 2025 to $9.8 million for the three months ended April 30, 2026. This increase was primarily attributable to the following:

•
a $1.3 million increase in personnel-related expenses, including a $0.8 million increase in stock-based compensation, driven by the hiring of key general and administrative personnel and increased bonus and contractor expenses; and
•
a $1.6 million increase in other general and administrative expense, driven by increased facilities costs.

General and administrative expenses increased by $5.1 million from $13.6 million for the six months ended April 30, 2025 to $18.7 million for the six months ended April 30, 2026. This increase was primarily attributable to the following:

•
a $2.8 million increase in personnel-related expenses, including a $1.4 million increase in stock-based compensation, driven by the hiring of key general and administrative personnel and increased bonus and contractor expenses; and
•
a $2.4 million increase in other general and administrative expense, driven by increased facilities costs and outside services related to global commercialization.

Other (Income) Expense, Net

Other income increased by approximately $0.2 million from income of $1.5 million for the three months ended April 30, 2025 to income of $1.7 million for the three months ended April 30, 2026, primarily due to an increase in interest income earned in the current period.

Other income decreased by approximately $0.4 million from income of $3.6 million for the six months ended April 30, 2025 to income of $3.2 million for the six months ended April 30, 2026, primarily due to the loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of April 30, 2026, we had cash, cash equivalents and marketable securities of approximately

Based on our current operating plans, we expect our cash, cash equivalents and marketable securities as of April 30, 2026 will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report, without giving effect to $100.0 million we may be eligible to drawdown further under our debt facility with Hercules, subject to achieving the milestones therein, and the $100.0 million limit under our Sales Agreement with Leerink Partners LLC, which was entered into on March 9, 2026. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

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
•
our efforts to add operational, financial and management information systems, enhance existing operational, financial and management information systems and hire additional personnel, including personnel to support development of our product candidates, commercial launch preparation and commercialization efforts and our other operations as a public company,
•
the price of our Common Shares, and our ability to maintain the listing of the Company’s Common Shares and Warrants on the Nasdaq or another national securities exchange; and
•
the costs of operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings or other capital sources, which could include collaborations, strategic alliances or licensing arrangements. Adequate additional financing, if available, may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing shareholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such shareholders. Debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our ability to raise additional funds may be adversely impacted by the price of our Common Shares, our ability to maintain the listing of our Common Shares and Warrants on the Nasdaq or another national securities exchange, potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide. Because of the numerous risks and uncertainties associated with product development, there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

Cash Flows

Comparison of the six months ended April 30, 2026 and 2025

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Six Months Ended April 30,
	2026	2025
Net cash used in operating activities	$(59,401)	$(48,643)
Net cash used in investing activities	(102,659)	(67,017)
Net cash provided by financing activities	141,734	200
Effect of exchange rate changes on cash	1	1
Net decrease in cash and cash equivalents	$(20,325)	$(115,459)

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended April 30, 2026 was $59.4 million and was primarily due to our net loss of $60.0 million, partially offset by adjustments for non-cash charges totaling $7.7 million. Further changes were driven by a $7.1 million increase in net working capital adjustments.

Net cash used in operating activities for the six months ended April 30, 2025 was $48.6 million and was primarily due to our net loss of $50.4 million, partially offset by adjustments for non-cash charges totaling $2.9 million. Further changes were driven by a $0.6 million decrease in net working capital adjustments.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the six months ended April 30, 2026 and 2025 was $102.7 million and $67.0 million, respectively, consisting of net purchases of marketable securities and property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2026 was $141.7 million, resulting from net proceeds of $140.1 million related to the public offering and issuance of 12,558,823 common shares of the Company and 2,735,295 Pre-Funded Warrants to purchase common shares in November 2025, and $1.6 million of net proceeds related to the 2026 Term Loan and closing of the Second Amended Loan Agreement with Hercules in January 2026. See Note 9 and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for discussion of the public offering, and the terms and conditions of the Hercules debt facility, respectively.

Net cash provided by financing activities for the six months ended April 30, 2025 was $0.2 million.

Contractual Obligations and Other Commitments

Notes Payable

The Company has entered into a debt facility with Hercules, under which we have drawn $25.0 million and may be able to draw an additional $100.0 million, subject to the terms and conditions of the Second Amended Loan Agreement with Hercules. Refer to disclosures in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for the terms and conditions of the Hercules debt facility, as well as the estimated cashflow payment requirements needed to satisfy the Company’s debt obligations as of April 30, 2026.

License Agreement with Nature Technology Corporation

On April 10, 2020, we entered into the License Agreement with NTC pursuant to which NTC granted us a worldwide non-exclusive, royalty-bearing and sublicensable license to certain patents and know-how relating to the Nanoplasmid™ vector backbone that is used in detalimogene voraplasmid to research, develop, make, use, import, sell and offer and sell, any gene and cell therapy products incorporating the Nanoplasmid™ vector backbone (excluding any such products in the field of dermatology). Unless terminated earlier, the License Agreement will continue until no valid claim of any licensed patent exists in any country. We can voluntarily terminate the License Agreement with prior notice to NTC. During the three and six months ended April 30, 2026 and 2025, the Company incurred $13 and $25 thousand in expenses related to the annual maintenance fee under the terms of agreement, respectively. As of April 30, 2026 the Company had not incurred fees related to the manufacturing payment under the License Agreement.

For a more detailed description of this agreement, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Lease Obligations

Our leases are comprised of all operating leases for Montreal, Canada, Boston, MA USA and Waltham, MA USA office space and Montreal, Canada lab space. Refer to Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for expenses related to the lease obligations in the three and six months ended April 30, 2026, and the future payment requirements under the lease agreements.

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

The Company does not have material capital expenditure commitments as of April 30, 2026.

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

Outstanding Share Data

As of June 9, 2026, we had 66,989,466 Common Shares issued and outstanding, restricted share units of 266,025 Common Shares, outstanding public warrants to purchase an additional 8,449,555 Common Shares, outstanding warrants issued to Hercules as part of our debt facility to purchase an additional 103,263 Common Shares, outstanding pre-funded warrants to purchase an additional 2,735,295 Common Shares, and outstanding stock options to purchase an additional 12,015,933 Common Shares.

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

Based on our assessment, our management, including our principal executive officer and our principal financial officer, concluded that, as of April 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended April 30, 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1

Notice of Alteration, Notice of Articles and Certificate of Change of Name, effective as of April 8, 2026 (incorporated by reference to Exhibit 3.1 of enGene’s Current Report on Form 8-K filed with the SEC on April 9, 2026).

3.2	Articles of enGene Therapeutics Inc., as amended April 8, 2026 (incorporated by reference to Exhibit 3.2 of enGene’s Current Report on Form 8-K filed with the SEC on April 9, 2026).
4.1	Form of Indenture (incorporated by reference to Exhibit 4.1 to enGene’s Form S-3 Registration Statement Registration No.: 333- 293597 filed with the SEC on February 19, 2026).
10.1

Sales Agreement, dated March 9, 2026, by and between enGene Therapeutics Inc. and Leerink Partners LLC (incorporated by reference to Exhibit 1.1 of enGene’s Current Report on Form 8-K filed with the SEC on March 9, 2026).

10.2*#	Second Amended and Restated Employment Agreement, dated February 27, 2026, by and between enGene Inc. and Anthony T. Cheung.
10.3*#	Amended and Restated Employment Agreement, dated May 5, 2026, by and between enGene USA, Inc. and Hussein Sweiti.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enGene Therapeutics Inc.

Date: June 15, 2026	By:	/s/ Ronald H.W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer and President

Date: June 15, 2026	By:	/s/ Ryan Daws
Name: Ryan Daws
Title: Chief Financial Officer