Form 10-Q
period 2026-07-31
enGene Therapeutics Inc.
filed 2026-09-08
CIK 1980845

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

As of September 2, 2026, the registrant had 67,016,316 Common Shares, with no par value per share, outstanding.

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
•
our belief as to detalimogene’s potential efficacy, durability, safety, tolerability and ease of use profile;
•
the potential benefits of combining a surfactant bladder rinse with detalimogene, including the potential for increased efficacy and durability;
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
•
we obtain feedback from the FDA regarding the pivotal cohort of the Phase 2 LEGEND trial that supports potential submission of a Biologics License Application (“BLA”) and we are able to initiate the submission of our planned BLA in the fourth quarter of calendar year 2026 with the FDA for approval to market detalimogene in the United States as a monotherapy to treat BCG-unresponsive NMIBC with CIS;
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

You should not place undue reliance on these forward-looking statements which speak only as of the date hereof. The forward-looking statements contained in this Quarterly Report are based primarily on current expectations and projections about future events and trends that may affect our business, financial condition and operating results. The following uncertainties and factors, among other things (including those described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2025, as amended by Amendment No. 1 to Form 10-K filed with Securities and Exchange Commission (the “SEC”) on February 19, 2026 (the “Annual Report”)) and elsewhere in this Quarterly Report and in our other filings with the SEC, could affect future performance and actual results to differ materially and adversely from those expressed in, anticipated or implied by forward-looking statements:

•
risks applicable to our business, including the heavy dependence on the success of detalimogene and the extensive regulation of all aspects of our business, and competition from other existing or newly developed products and treatments;
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
•
the risk that any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions that could adversely affect our business; and
•
other risks and uncertainties set forth in the section entitled “Risk Factors” in our Annual Report and elsewhere in this Quarterly Report and in our other filings with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENGENE THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	July 31, 2026	October 31, 2025
Assets
Current assets:
Cash and cash equivalents	$41,025	$50,152
Marketable securities - short term	225,295	143,584
Restricted investments	79	79
Investment tax credits receivable	975	927
Prepaid and other current assets	10,526	6,649
Total current assets	277,900	201,391
Marketable securities - long term	—	8,522
Property and equipment, net	2,156	2,477
Operating lease right of use asset	6,877	7,716
Other assets	1,389	1,362
Total assets	$288,322	$221,468
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,541	$6,688
Accrued expenses and other current liabilities	22,220	15,275
Operating lease liabilities, current	2,249	2,014
Current portion of note payable	199	8,002
Total current liabilities	27,209	31,979
Note payable, net of current portion	25,155	15,324
Operating lease liabilities, net of current portion	5,668	6,455
Total liabilities	58,032	53,758

Shareholders’ equity:
Common shares, no par value; unlimited shares authorized, 67,014,067 and 52,018,658 shares issued and outstanding as of July 31, 2026 and October 31, 2025, respectively.	632,021	513,281
Additional paid-in capital	64,132	27,349
Accumulated other comprehensive loss	(1,351)	(888)
Accumulated deficit	(464,512)	(372,032)
Total shareholders’ equity	230,290	167,710
Total liabilities and shareholders’ equity	$288,322	$221,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Operating expenses:
Research and development	$20,090	$22,575	$64,540	$62,758
General and administrative	13,924	7,372	32,627	20,926
Total operating expenses	34,014	29,947	97,167	83,684
Loss from operations	34,014	29,947	97,167	83,684
Other expenses (income), net:
Interest income	(2,401)	(2,233)	(7,804)	(7,451)
Interest expense	843	758	2,320	2,244
Loss on extinguishment of debt	—	—	488	—
Other expenses, net	45	280	309	448
Total other income, net	(1,513)	(1,195)	(4,687)	(4,759)
Net loss before income taxes	32,501	28,752	92,480	78,925
Provision for income taxes	—	239	-	497
Net loss	$32,501	$28,991	$92,480	$79,422

Other comprehensive loss (income):
Unrealized loss (gain) on available-for-sale investments	210	240	463	(210)
Total comprehensive loss	$32,711	$29,231	$92,943	$79,212

Net loss per share of common shares, basic and diluted	$0.47	$0.57	$1.34	$1.56
Weighted-average common shares outstanding, basic and diluted	69,734,610	51,097,711	68,898,554	51,031,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2024	50,976,676	$509,811	$18,950	$(1,419)	$(254,730)	$272,612
Exercise of stock options	884	1	—	—	—	1
Share-based compensation expense	—	—	1,809	—	—	1,809
Other comprehensive income	—	—	—	144	—	144
Net loss	—	—	—	—	(24,616)	(24,616)
Balance at January 31, 2025	50,977,560	$509,812	$20,759	$(1,275)	$(279,346)	$249,950
Exercise of stock options	93,291	309	(109)	—	—	200
Share-based compensation expense	—	—	2,650	—	—	2,650
Other comprehensive income	—	—	—	306	—	306
Net loss	—	—	—	—	(25,815)	(25,815)
Balance at April 30, 2025	51,070,851	$510,121	$23,300	$(969)	$(305,161)	$227,291
Exercise of stock options	34,956	43	(12)	—	—	31
Share-based compensation expense	—	—	2,581	—	—	2,581
Other comprehensive income	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	(28,991)	(28,991)
Balance at July 31, 2025	51,105,807	$510,164	$25,869	$(1,209)	$(334,152)	$200,672

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at October 31, 2025	52,018,658	$513,281	$27,349	$(888)	$(372,032)	$167,710
Exercise of stock options	117,868	440	(163)	—	—	277
Share-based compensation expense	—	—	2,803	—	—	2,803
Issuance of common shares in connection with public offering, net of issuance costs	14,852,940	118,271	—	—	—	118,271
Issuance of pre-funded warrants, net of issuance costs	—	—	21,780	—	—	21,780
Issuance of warrants in connection with Second Amended Term Loan	—	—	411	—	—	411
Other comprehensive income	—	—	—	46	—	46
Net loss	—		—	—	(29,752)	(29,752)
Balance at January 31, 2026	66,989,466	$631,992	$52,180	$(842)	$(401,784)	$281,546
Exercise of stock options	—	3	—	—	—	3
Share-based compensation expense	—	—	4,145	—	—	4,145
Other comprehensive loss	—	—	—	(299)	—	(299)
Net loss	—	—	—	—	(30,227)	(30,227)
Balance at April 30, 2026	66,989,466	$631,995	$56,325	$(1,141)	$(432,011)	$255,168
Exercise of stock options	24,601	26	(3)	—	—	23
Share-based compensation expense	—	—	7,810	—	—	7,810
Other comprehensive loss	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(32,501)	(32,501)
Balance at July 31, 2026	67,014,067	$632,021	$64,132	$(1,351)	$(464,512)	230,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENGENE THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

(Unaudited)

	Nine months ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(92,480)	$(79,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	533	645
Loss on extinguishment of debt	488	—
Loss on impairment of assets	147	—
Non-cash lease expense	716	125
Accretion of marketable securities	(1,365)	(2,645)
Unrealized foreign currency losses	11	28
Share-based compensation expense	14,758	7,040
Depreciation of property and equipment	547	338
Changes in operating assets and liabilities:
Investment tax credit receivable	(49)	(378)
Prepaid expenses and other assets	(3,908)	3
Accounts payable	(4,151)	970
Accrued expenses and other current liabilities	6,943	(1,024)
Lease liabilities	(537)	43
Net cash used in operating activities	(78,347)	(74,277)
Cash flows from investing activities
Purchases of property and equipment	(251)	(1,048)
Purchases of marketable securities	(261,780)	(153,095)
Proceeds from maturities of marketable securities	189,493	88,505
Net cash used in investing activities	(72,538)	(65,638)
Cash flows from financing activities
Proceeds from Second Amended Term Loan	25,000	—
Repayment of Amended Term Loan principal	(23,053)	(699)
Payment of issuance costs associated with Second Amended Term Loan	(545)	—
Proceeds from issuance of pre-funded warrants	23,250	—
Proceeds from public offering	126,250	—
Payment of issuance cost associated with public offering and pre-funded warrants	(9,448)	—
Proceeds from exercise of stock options	303	232
Net cash provided by financing activities	141,757	(467)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net decrease in cash and cash equivalents	(9,127)	(140,381)
Cash and cash equivalents at beginning of period	50,152	173,004
Cash and cash equivalents at end of period	$41,025	$32,623
Supplemental cash flow information:
Cash paid for interest	$1,590	$1,578
Warrant value issued as part of Second Amended Term Loan	$411	$-
Right of use assets obtained in exchange for lease liabilities	—	6,352

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

Segment Information

The Company considered the Company’s organizational structure and the information regularly reviewed and evaluated by the Company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and assess performance. The Company has determined that its CODM is its Chief Executive Officer (“CEO”). The CODM reviews the financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. Based on this factor, the Company determined that it operates and manages its business as a single operating segment. As of July 31, 2026, the Company had $5.5 million and $3.6 million in long-lived assets held in the United States and in Canada, respectively. As of October 31, 2025, the Company had $7.2 million and $3.0 million in long-lived assets held in the United States and in Canada, respectively.

Liquidity and Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued. As indicated in Note 16, Strategic Restructuring, in June 2026 the Company announced a plan to reduce its workforce by approximately 50% to streamline operations and preserve cash, in alignment with the Company’s strategic priorities. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents and marketable securities as of July 31, 2026 will be sufficient to fund its operating expenses and debt obligations requirements for at least the next 12 months.

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

The Company has incurred a net loss of $92.5 million and negative cash flows from operating activities of $78.3 million for the nine months ended July 31, 2026 and, as of that date, has an accumulated deficit of $464.5 million. The Company has not yet commercialized any product candidates and does not expect to generate revenue until the approval and subsequent launch of detalimogene or from other sources, if at all.

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

Unaudited Interim Financial Information and Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial reporting and accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. The condensed consolidated balance sheet at October 31, 2025 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for annual financial statements. These interim financial statements include the accounts of the Company and its wholly owned subsidiaries, enGene, Inc. and enGene USA, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated annual financial statements as of October 31, 2025 and 2024 and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of July 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended July 31, 2026 and 2025, the condensed consolidated statement of shareholders' equity for the three and nine months ended July 31, 2026 and 2025, and condensed consolidated statements of cash flows for the nine months ended July 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended July 31, 2026 and 2025 are unaudited. The results for the three and nine months ended July 31, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending October 31, 2026, any other interim periods, or any future year or period.

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

3.
Fair Value Measurements

The following table presents the Company's fair value hierarchy for financial assets measured at fair value as of July 31, 2026:

		July 31, 2026
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash equivalents
Money market funds	$15,640	$15,640	$—	$—
U.S. government treasuries	3,157	3,157	—	—
Short term marketable securities:
U.S. government treasuries	211,585	211,585	—	—
Government agency securities	13,710	—	13,710	—
Total financial assets	$244,092	$230,382	$13,710	$—

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

As of July 31, 2026 and October 31, 2025, the Company classified its government agency marketable securities as Level 2 within the valuation hierarchy. The Company estimates the fair value of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly to estimate fair value. These inputs include market pricing based on real time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs.

During the three and nine months ended July 31, 2026 and 2025, there were no transfers or reclassifications between fair value measurement levels of assets or liabilities. The carrying values of all other financial current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4.
Marketable Securities

The Company invests in money market funds, U.S. Treasury and government agency debt securities; all marketable securities are classified as available-for-sale and carried at fair value, with unrealized changes in fair value reflected in the other comprehensive income in the condensed consolidated statements of shareholders' equity.

As of July 31, 2026, the marketable securities consisted of the following:

	July 31, 2026
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$15,640	$—	$—	$15,640
U.S. government treasuries	215,071	8	$(337)	$214,742
Government agency securities	13,720	—	(10)	$13,710
Total cash equivalents and short-term investments	$244,431	$8	$(347)	$244,092

As of July 31, 2026, all marketable securities held by the Company had remaining contractual maturities of one year or less.

As of July 31, 2026, the Company held 59 securities, 52 of which, with an aggregate fair value of $136.1 million, were in an unrealized loss position. All investments in an unrealized loss position were in this position for less than 12 months except for one security that has sustained an unrealized loss position for greater than 12 months; the unrealized loss on this security is immaterial, representing less than 1% of its total value. There has been no change in the credit risk of such securities during the three and nine months ended July 31, 2026. The Company does not intend to sell its investments and it is not more likely than not that the Company

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

will be required to sell the securities before recovery of the amortized cost basis of its debt securities. No allowance for credit losses was recorded as of July 31, 2026 because the decline in fair value below amortized cost is not related to credit losses. Securities are evaluated at the end of each reporting period for evidence of the credit-related impairment. The unrealized losses on U.S. treasury and government agency securities range from 0-1% of their amortized cost.

As of October 31, 2025, the marketable securities consisted of the following:

	October 31, 2025
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
Cash equivalents and short-term investments:
Money market funds, included in cash and cash equivalents	$8,642	$—	$—	$8,642
U.S. government treasuries	146,984	131	(25)	147,090
Government agency securities	21,368	7	(9)	21,366
Total cash equivalents and short-term investments	$176,994	$138	$(34)	$177,098
Long-term investments:
U.S. government treasuries	8,498	25	(1)	8,522
Total long-term investments	8,498	25	(1)	8,522
Total	185,492	163	(35)	185,620

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

Accrued interest receivable on the Company's marketable securities totaled $1.9 million and $1.3 million as of July 31, 2026 and October 31, 2025, respectively, and was presented within prepaids and other current assets on the Company's condensed consolidated balance sheets. No accrued interest receivable was written off during the three and nine months ended July 31, 2026 and 2025.

There were no material realized gains or losses recognized related to available-for-sale securities during the three and nine months ended July 31, 2026 and 2025.

5.
Property and Equipment, Net

As of July 31, 2026, and October 31, 2025, property and equipment consisted of the following:

	July 31,	October 31,
	2026	2025
Lab equipment	$3,249	$3,134
Office furniture	879	871
Computer equipment	298	169
Leasehold improvements	220	262
Computer software	144	144
Property and equipment	4,790	4,580
Less: Accumulated depreciation and amortization	2,634	2,103
Property and equipment, net	$2,156	$2,477

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Depreciation and amortization expense related to property and equipment was $0.1 million for each of the three months ended July 31, 2026 and 2025. Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million for the nine months ended July 31, 2026 and 2025, respectively.

6.
Accrued Expenses and Other Current Liabilities

As of July 31, 2026, and October 31, 2025, accrued expenses and other current liabilities consisted of the following:

	July 31,	October 31,
	2026	2025
Research and development expenses	$13,464	$9,397
Employee compensation and related benefits	7,102	4,053
Professional fees	989	1,229
Other	665	577
Income taxes payable	-	19
Total accrued expenses and other current liabilities	$22,220	$15,275

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

The License Agreement provides for a one-time payment of $50 thousand for the first dose of a milestone product, as defined in the License Agreement, in the first patient in a Phase I clinical trial or, if there is no Phase I clinical trial, in a Phase II clinical trial, as well as a one-time payment of $450 thousand upon regulatory approval of a milestone product by the FDA. The first milestone, related to the first dose of a milestone product, was achieved during the year ended October 31, 2021. The second milestone - regulatory approval of a milestone product, has not yet been achieved as of July 31, 2026. The Company is also required to pay NTC a royalty percentage in the low single digits of the aggregate net product sales in a calendar year by the Company, its affiliates or sublicensees on a product-by-product and country-by-country basis, as long as the composition or use of the applicable product is covered by a valid claim in the country where the net sales occurred. Royalty obligations under the license agreement will continue until the expiration of the last valid claim of a licensed patent covering such licensed product in such country.

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

During each of the three and nine months ended July 31, 2026 and 2025, the Company incurred $13 and $38 thousand, respectively, of expenses related to the annual maintenance fee under the License Agreement. As of July 31, 2026, the Company had not incurred fees related to the manufacturing payment under the License Agreement. All expenses related to License Agreement are recorded within research and development expenses.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

8.
Notes Payable

Amended Loan and Security Agreement and the First and Second Amendments

On December 30, 2021, the Company entered into a Loan and Security Agreement (the "2021 Loan Agreement") with Hercules Capital, Inc. ("Hercules") for the issuance of a term loan facility with an aggregate principal amount of up to $20.0 million (the “2021 Term Loan”). On December 22, 2023 (the "Original Closing Date"), the Company entered into an Amended and Restated Loan and Security Agreement (the “2023 Loan Agreement”), with Hercules, as agent and lender, and the several banks and other financial institutions or entities from time to time parties thereto (the "Lenders"). The 2023 Loan Agreement amended and restated in its entirety the 2021 Loan Agreement. The 2023 Loan Agreement provided for a term loan facility of up to $50.0 million available in multiple tranches (the “2023 Term Loan”), as follows: (i) an initial term loan advance (the “Tranche 1 Advance”) that was made on the Tranche 1 Advance closing of $22.5 million, approximately $8.6 million of which was applied to refinance in full the term loans outstanding under the 2021 Loan Agreement, (ii) subject to the achievement of the specified Interim Milestone (the “Interim Milestone”), which includes no default or event of default, delivery of written notice to the Lenders that the Company has conducted an analysis of interim efficacy of data from the clinical evaluation of detalimogene in the Phase 2 clinical study, and satisfaction of certain other conditions precedent, a right of the Company to request that the Lenders make additional term loan advances in an aggregate principal amount of up to $7.5 million from the date of achievement of the Interim Milestone through the earlier of (x) 60 days following the achievement of the Interim Milestone and (y) March 31, 2025, and (iii) an uncommitted tranche subject to the Lenders’ investment committee approval and satisfaction of certain other conditions precedent (including payment of a 0.75% facility charge on the amount borrowed), pursuant to which the Company may request from time to time up to and including the Amortization Date (as defined below) that the Lenders make additional term loan advances to the Company in an aggregate principal amount of up to $20.0 million. The Company is required to pay on January 1, 2028, an end of term fee equal to 5.50% of the aggregate principal amount of the 2023 Term Loan (the “2023 End of Term Charge”). The Company was also required to pay on July 1, 2025, $0.7 million representing the 2021 Term Loan end of term charge.

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

The 2026 Term Loan matures on January 1, 2030 (the “2026 Term Loan Maturity Date”). The Company is required to pay to the

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Lenders upon the earlier of (i) the 2026 Term Loan Maturity Date; (ii) payment in full of the 2026 Term Loan; or (iii) the date that the Secured Obligations (as defined in the Second Amended Loan Agreement) become due and payable, an end of term fee equal to 5.95% of the aggregate principal amount of the advances made for the 2026 Term Loan (the "2026 End of Term Charge"). Advances under each tranche are subject to a facility charge, ranging from 0.50% to 0.75% of the aggregate principal amount advanced. The 2026 Term Loan bears cash interest payable monthly at an annual rate equal to the greater of (a) the prime rate of interest as reported in the Wall Street Journal plus 2.25% (capped at 10.25%) and (b) 9.25%. After the Amortization Date, the outstanding 2026 Term Loan and interest shall be repayable in equal monthly payments of principal and accrued interest until the 2026 Term Loan Maturity Date. The Interim Milestone under the First Amended Loan Agreement was achieved during the year ended October 31, 2024. No other milestones under the Second Amended Loan Agreement have been achieved as of July 31, 2026. The effective interest rate of the 2026 Term Loan was 12.1% as of July 31, 2026.

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

As of July 31, 2026, the Company had borrowed $25.0 million under the Second Amended Loan Agreement and incurred $2.9 million of debt discount and issuance costs inclusive of legal fees and the 2023 End of Term Charge and 2026 End of Term Charge. The remaining $100.0 million of the uncommitted tranches subject to satisfaction of certain other milestone conditions precedent described above remains undrawn and available to the Company if conditions and milestones are met.

The Company accounted for the Second Amended Loan Agreement as an extinguishment of the 2023 Term Loan. As a result of the extinguishment, the Company recorded a loss of $0.5 million as a component within other income and expense in the Company's consolidated statement of operations during the nine months ended July 31, 2026, which represented the difference between the fair value of the Second Amended Term Loan, including fees and the fair value of warrants provided directly to the lender, and the carrying value of the Prior Term Loan at the time of extinguishment. No loss on extinguishment was recorded during the three months ended July 31, 2026.

Pursuant to the Second Amended Loan Agreement, the Company has granted Hercules a security interest senior to any current and future debts and to any security interest in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, subject to limited exceptions including the Company’s intellectual property.

The Second Amended Loan Agreement contains negative covenants that, among other things and subject to certain exceptions, could restrict the Company's ability to incur additional liens, incur additional indebtedness, make investments, including acquisitions, engage in fundamental changes, sell or dispose of assets that constitute collateral, including certain intellectual property, pay dividends or make any distribution or payment on or redeem, retire or purchase any equity interests, amend, modify or waive certain material agreements or organizational documents and make payments of certain subordinated indebtedness. The Second Amended Loan Agreement also contains certain events of default, including but not limited to those arising from material adverse events (as defined in the Second Amended Loan Agreement), and representations, warranties and both financial and non-financial covenants of the Company. As of July 31, 2026 and the date hereof, the Company is in compliance with all covenants, including the financial covenant requiring the Company to maintain a balance of $10.0 million in unrestricted cash.

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

Warrants subsequently issued under the Second Amended Loan Agreement shall be substantially in the form of the Hercules 2026 Warrants.

As of July 31, 2026 and October 31, 2025, the carrying value of the term loans consisted of the following:

	July 31, 2026	October 31, 2025
Note payable, including End of Term Charge	$27,725	$24,231
Debt discount, net of accretion	(2,570)	(1,088)
Accrued interest	199	183
Note payable, net of discount	$25,354	$23,326

As of July 31, 2026, the Company classified accrued interest as current and the entire note payable as long-term as no principal payments were due in the next 12 months. As of October 31, 2025, the Company classified $8.0 million of the note payable as current. During the three months ended July 31, 2026 and 2025, the Company recognized $0.8 million of interest expense related to the term loans for each period, of which $0.2 million was related to the amortization of the debt discounts for each period. During the nine months ended July 31, 2026 and 2025, the Company recognized $2.3 million and $2.2 million of interest expense related to the term loans, for each period, of which $0.6 million and $0.4 million was related to the amortization of the debt discounts for each period.

Estimated future principal payments due under the Term Loan, including the contractual End of Term Charges and paid in kind interest are as follows as of July 31, 2026:

Note Principal Payments
2026	—
2027	—
2028	1,238
2029	18,991
2030	7,496
Total principal payments, including End of Term Charge	27,725

As of July 31, 2026, based on borrowing rates available to the Company for loans with similar terms and consideration of the Company’s credit risk, the carrying value of the Company’s variable interest rate debt, excluding unamortized debt issuance costs, approximates fair value.

9.
Common Shares

The Company has an unlimited number of Common Shares authorized for issuance, with no par value. As of July 31, 2026 and October 31, 2025, there were 67,014,067 and 52,018,658 Common Shares outstanding, respectively.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The holders of the Common Shares are entitled to one vote per Common Share held on all matters submitted to a vote of shareholders. Common shareholders are entitled to receive dividends, as may be declared by the Company's board of directors, or the "Board", if any, subject to the preferential dividend rights of preferred shares. Through July 31, 2026, no cash dividends had been declared or paid.

On March 9, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink”), as agent, pursuant to which the Company may offer and sell, from time to time, through Leerink, up to $100,000,000 of Common Shares, and concurrently terminated the prior Open Market Sale Agreement dated December 20, 2024 by and between the Company and Jefferies LLC (the “Prior Open Market Sale Agreement”). Through July 31, 2026, the Company sold no Common Shares under the Sales Agreement or the Prior Open Market Sale Agreement, prior to its termination date.

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

Pre-Funded Warrants to Purchase Common Shares

As of July 31, 2026, the Company had 2,735,295 Pre-Funded Warrants to purchase common shares outstanding. The Pre-Funded Warrants have an exercise price of $0.0001 and do not expire. A holder may not exercise any portion of a pre-funded warrant to the extent that immediately prior to or after giving effect to such exercise the holder would own more than 9.99% of the Company’s outstanding Common Shares immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% (if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5635(b) or any successor rule) upon 61 days’ notice to the Company, subject to the terms of the Pre-Funded Warrants. The common share Pre-Funded Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815.

Warrants to Purchase Common Shares

As of July 31, 2026, the Company had 8,552,818 warrants to purchase common shares outstanding. As of October 31, 2025, the Company had 8,511,968 warrants to purchase common shares outstanding.

Of the warrants to purchase common shares outstanding as of July 31, 2026, 8,449,555 of the warrants have an exercise price of $11.50, and are exercisable through October 31, 2028 (the "Public Warrants"). The Company may elect to call in the warrants for redemption if the share price of the Company equals or exceeds $18.00 for any twenty (20) trading days within the thirty (30) trading-day period ending on the third (3rd) trading day prior to the date on which notice of the redemption is given, subject to adjustments as provided in the terms of the warrant agreement. The Public Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. The Public Warrants are listed on the Nasdaq Capital Market under the symbol “ENGNW”.

An additional 62,413 Hercules 2023 Warrants outstanding as of July 31, 2026 were issued to the Lenders in connection with the First Amended Loan Agreement on December 22, 2023, have an exercise price of $7.21, are exercisable at any time beginning on December 22, 2023, and expire on December 22, 2030, or seven years from the issuance date.

An additional 40,850 Hercules 2026 Warrants outstanding as of July 31, 2026 were issued to the Lenders in connection with the Second Amended Loan Agreement on January 20, 2026, have an exercise price of $9.18, are exercisable at any time beginning on January 20, 2026, and expire on January 20, 2033, or seven years from the issuance date.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

The Hercules Warrants have been determined to be equity classified as they do not meet the definition of a liability under ASC 480 and are considered indexed to the Company’s common shares as prescribed by ASC 815. Please refer to Note 10, Share-Based Compensation, below for the summary of the Common Shares reserved for the exercise of Common Share warrants, share options, and remaining shares reserved for future issuance under and outside the Company's Amended and Restated enGene Therapeutics Inc. 2023 Incentive Equity Plan (as defined below).

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

As of July 31, 2026, inclusive of (i) the Common Shares subject to the outstanding grants under the prior plans, and (ii) 3,349,283 Common Shares added effective January 1, 2026 under the Evergreen Provision, there were 11,858,023 of Common Shares reserved for issuance under the Plan and there are 1,741,100 shares remaining for issuance.

2025 Employee Stock Purchase Plan

On June 10, 2025, at its 2025 Annual General Meeting of shareholders, the shareholders of enGene Therapeutics Inc. approved the adoption of the 2025 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 2,000,000 common shares of the Company, no par value, will be reserved for issuance. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the first trading day of the offering period or the relevant purchase date and is subject to change by a Plan Administrator prior to each purchase period. As of July 31, 2026, there were no shares issued and 2,000,000 shares remained available for issuance.

Inducement Grants

The Company may grant an inducement equity award consisting of a non-qualified stock option to purchase Common Shares to newly hired employees as an inducement material to such employees entering into employment with the Company in accordance with NASDAQ Listing Rule 5635(c)(4), which awards are granted outside of the 2023 Plan. No inducement awards have been granted during the three and nine months ended July 31, 2026. As of July 31, 2026, 3,352,550 non-qualified stock options have been granted as inducement equity awards, of which 1,404,261 have vested, 557,411 have been forfeited and none have expired. All options remain outstanding.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

As of July 31, 2026, and October 31, 2025, the Company has reserved the following Common Shares for the exercise of Common Share warrants, share options, restricted share units, and remaining shares reserved for future issuance under the 2023 Plan and options granted outside of the 2023 Plan as part of the inducement grants:

	July 31,	October 31,
	2026	2025
Warrants to purchase common shares	8,552,818	8,511,968
Incentive options to purchase common shares awarded pursuant to the 2023 Plan *	9,750,523	5,717,948
Inducement grant stock options awarded outside of the 2023 Plan	2,795,139	3,315,350
Restricted share units awarded pursuant to the 2023 Plan *	366,400	—
Pre-funded warrants to purchase common shares	2,735,295	—
Remaining shares reserved for future issuance under the 2023 Plan	1,741,100	2,933,304
Remaining shares reserved for future issuance under ESSP	2,000,000	2,000,000
Total	27,941,275	22,478,570

*Includes performance options and awards

June 2026 Performance-Based Equity Retention Awards

On June 16, 2026, the compensation committee of the board of directors approved the issuance of performance-based equity retention awards under the 2023 Plan to certain executive employees and non-executive employees. The awards were issued in the form of performance-based non-qualified stock options of 1,696,625 (the “performance-based retention options”) and performance-based restricted share units of 197,475 (the “performance-based retention share units” and together with the performance-based retention options, the “performance-based equity retention awards”).

Subject to the recipient remaining actively employed and in good standing with the Company, the performance-based equity retention awards will vest, if at all, based on the achievement of the following detalimogene milestones:

•
Confirmation from the FDA that the Company’s filing of the BLA with the FDA with respect to detalimogene has been completed and accepted by the FDA, provided that such confirmation is received by the Company from the FDA no later than September 30, 2027; and
•
FDA regulatory approval with respect to detalimogene, provided that such regulatory approval is received by the Company from the FDA no later than December 31, 2028.

The grant date fair value of the awards is approximately $2.8 million with non-cash stock-based compensation expense to be recorded in connection with the vesting, if any, of these performance-based equity retention awards. Approximately 50% of the performance-based restricted share units are expected to vest for each milestone resulting in approximately $1.4 million of non-cash stock-based compensation expense.

As of July 31, 2026, the Company concluded that achievement of these performance-based vesting conditions associated with these awards were not satisfied for accounting purposes under ASC 718, Compensation - Stock Compensation. Accordingly, for the three months ended July 31, 2026, no stock-based compensation expense related to these performance-based equity retention awards had been recognized.

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Stock Options

The assumptions that the Company used to determine the grant-date fair value of stock options during the three and nine months ended July 31, 2026 and 2025 are summarized below:

	Three months ended July 31,		Nine months ended July 31,
	2026	2025	2026	2025
Expected term (in years)	5.27-6.28	5.5-6.08	5.27-6.28	5.5-6.08
Expected volatility	107.88-112.23%	79.13-83.53%	82.39-112.23%	79.13-83.53%
Risk-free interest rate	4.18-4.24%	4.06-4.14%	3.9-4.24%	4.0-4.49%
Expected dividend yield	—	—	—	—
Fair value of common shares and exercise price of options (USD)	$1.75	$3.31-3.83	$1.75-9.53	$3.31-7.39

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2025	9,033,298	$6.93	8.5	$10,979
Granted	3,837,940	8.14
Granted - performance-based retention options (June 2026)	1,696,625	1.75
Exercised	(142,469)	2.12
Forfeited or expired	(1,879,732)	8.00
Outstanding as of July 31, 2026	12,545,662	$6.47	7.1	$624
Options vested and exercisable as of July 31, 2026	5,525,626	$6.99	4.7	$532
Options unvested as of July 31, 2026	7,020,036	$6.07	9.1	$92

The aggregate intrinsic value of share options is calculated as the difference between the exercise price of the share options and the fair value of the Company’s common share as of each reporting date.

The weighted-average grant-date fair value per share of share options granted during the three months ended July 31, 2026 and 2025 was $1.46 and $2.53, respectively. The weighted-average grant-date fair value per share of share options granted during the nine months ended July 31, 2026 and 2025, was $4.55 and $4.59, respectively.

Restricted Share Units

Restricted share units are granted under the 2023 Plan and are expensed based on the fair value of the award, which equals the share price on the grant date, on a straight-line basis over the four-year service period of the award. Performance-based restricted share units are granted under the 2023 Plan and are expensed based on the fair value of the award, which equals the share price on grant date, when each milestone is met. The following table summarizes the restricted share unit activity under the 2023 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding as of October 31, 2025	-	$—
Granted	272,925	9.53
Granted - performance-based retention share units (June 2026)	197,475	1.75
Exercised	-	-
Forfeited or expired	(104,000)	8.56
Outstanding as of July 31, 2026	366,400	$5.61

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

Share-based Compensation Expense

Share-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Research and development	$2,112	$854	$4,743	$2,367
General and administrative	5,698	1,727	10,015	4,673
Total share-based compensation expense	$7,810	$2,581	$14,758	$7,040

As of July 31, 2026, there was $29.7 million of unrecognized compensation, which is expected to be recognized over a weighted-average period of 2.8 years.

11.
Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the periods presented:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common shareholders, basic and diluted	$32,501	$28,991	$92,480	$79,422
Denominator:
Weighted-average number of common shares used in net loss per share, basic and diluted (1)	69,734,610	51,097,711	68,898,554	51,031,618
Net loss per common share, basic and diluted	$0.47	$0.57	$1.34	$1.56

(1) Pre-funded warrants of 2,735,295 are included within the weighted-average number of common shares calculation for 2026.

The Company excluded the following shares from the computation of diluted net loss per share attributable to common shareholders for the three and nine months ended July 31, 2026 and 2025 because including them would have had an anti-dilutive effect:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Warrants to purchase common shares	8,552,818	8,511,968	8,552,818	8,511,968
Options to purchase common shares	12,545,662	9,408,647	12,545,662	9,408,647
Restricted share units	366,400	—	366,400	—
Total	21,464,880	17,920,615	21,464,880	17,920,615

12.
Income Taxes

There was no income tax expense incurred during the three and nine months ended July 31, 2026. During the three and nine months ended July 31, 2025, the Company recorded income tax expense of $239 thousand and $497 thousand, respectively.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company has considered its history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As a result, as of July 31, 2026, the Company has maintained a full valuation allowance against its remaining net deferred tax assets.

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

During the three and nine months ended July 31, 2026 and 2025, the components of operating lease cost were as follows, and are reflected in general and administrative expenses and research and development expenses, as determined by the underlying activities:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Lease Cost:
Operating lease cost	$680	$438	$1,863	$668
Variable operating lease cost	—	—	—	—
Total operating lease cost	$680	$438	$1,863	$668

Maturities of the Company's operating lease liabilities as of July 31, 2026 are as follows:

2026	$623
2027	2,390
2028	2,407
2029	2,455
2030	2,501
Thereafter	1,076
Total	11,452
Less: Interest	(3,535)
Total lease liability	$7,917

14.
Commitments and Contingencies

Legal Proceedings

From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations. As of July 31, 2026, and October 31, 2025, there were no such matters which would have a material impact on the Company’s financial results.

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

The following table summarizes significant segment expenses, other segment items and the measure of segment net loss of the Company's reportable segment for the three and nine months ended July 31, 2026 and 2025:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2026	2025	2026	2025
Research and development expenses:
Chemistry, Manufacturing and Controls(1)	$4,814	$11,278	$22,968	$30,657
Clinical operations(2)	4,261	4,837	13,426	12,951
Other research and development expenses(3)	2,026	1,139	5,426	4,792
Personnel-related expenses, excluding stock-based compensation	6,877	4,467	17,977	11,991
Stock based compensation	2,112	854	4,743	2,367
Total research and development expenses	20,090	22,575	64,540	62,758
General and administrative expenses:
Personnel-related expenses, excluding stock-based compensation	5,135	2,772	11,642	7,859
Stock based compensation	5,698	1,727	10,015	4,673
Other general and administrative expenses(4)	3,091	2,873	10,970	8,394
Total general and administrative expenses	13,924	7,372	32,627	20,926
Other segment items(5)	(1,513)	(956)	(4,687)	(4,262)
Net loss	$32,501	$28,991	$92,480	$79,422

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
Strategic Restructuring

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

On June 15, 2026, the Company announced the implementation of a plan to reduce its workforce by approximately 50% to streamline operations and preserve cash. The Company’s board of directors approved this strategic restructuring, effective June 14, 2026, in order to preserve shareholder capital as the Company awaits additional durability data and meetings with the FDA in connection with the Company’s LEGEND pivotal cohort. The Company has retained personnel and resources required to meet its key strategic goals and milestones, including completion of the LEGEND Cohort 1; enrolling the detalimogene plus surfactant cohort; meeting with the FDA and planning for BLA initiation in the fourth quarter of calendar year 2026; and completing necessary pre-commercial activities required to support the commercial launch of detalimogene in 2027, if approved. The Company currently estimates it will incur restructuring costs of approximately $5.6 million to $6.1 million, consisting primarily of employee severance, benefits, and other related costs, as well as approximately $5.0 million to $5.5 million in non-cash stock-based compensation expense primarily associated with accelerated vesting of stock options.

The estimated charges that the Company expects to incur as a result of the restructuring are subject to several assumptions, and actual results may differ materially from these estimates. The Company may incur additional costs due to events associated with or resulting from the strategic restructuring and workforce reduction.

Termination Benefits

Employees impacted by the restructuring obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. For employees who were notified of their termination in June 2026 and have no requirement to provide future service, the Company recognized the liability for the termination benefits in full for the period ended July 31, 2026. For employees who are required to render services beyond a minimum retention period to receive their one-time termination benefits, the Company will recognize termination benefits ratably over their future service periods. The service periods began in June 2026 and end at various periods through October 2026. As of July 31, 2026, the Company has incurred approximately $5.2 million in employee termination benefits expense and $3.4 million in non-cash stock-based compensation expense primarily associated with accelerated vesting of stock options. The Company expects to continue to incur expenses through October 2026 related to employees who have future service period requirements.

Retention Awards

In connection with the strategic restructuring, the Company approved retention incentives intended to retain key employees through specified clinical and regulatory objectives. As further described below, these retention incentives are separate from one-time termination benefits and include performance-based cash retention awards and performance-based equity retention awards, each of which requires continued employment and is contingent on the achievement of specified milestones.

Performance-Based Cash Retention Awards

On June 14, 2026, the Company’s board of directors approved performance-based cash retention awards for certain executive employees and the non-executive employees of the Company. Subject to remaining actively employed and in good standing with the Company, aggregate cash retention awards of approximately $1.6 million will be paid upon the achievement of two milestones: (i) completion of the pre-BLA meeting with the FDA relating to detalimogene on or prior to December 31, 2026, and (ii) confirmation from the FDA that the Company’s filing of the BLA with the FDA with respect to detalimogene has been completed and accepted by the FDA, provided that such confirmation is received by the Company from the FDA no later than September 30, 2027. No expense has been recognized as of July 31, 2026 for these awards.

Performance-Based Equity Retention Awards

On June 16, 2026, the compensation committee of the board of directors approved the issuance of performance-based equity retention awards under the 2023 Plan to certain executive employees and non-executive employees, to be issued in the form of performance-based non-qualified stock options and performance-based restricted share units. Subject to the applicable recipient remaining actively employed and in good standing with the Company, the awards will vest, if at all, based upon the achievement of two milestones: (i) confirmation from the FDA that the Company’s BLA filing with respect to detalimogene has been completed and accepted by the FDA, provided that such confirmation is received by September 30, 2027, and (ii) FDA regulatory approval with respect to detalimogene, provided that such regulatory approval is received by December 31, 2028.

The Company estimates that it will incur up to approximately $2.8 million in non-cash stock-based compensation expense in connection with the vesting of performance-based equity retention awards, with approximately $1.4

ENGENE THERAPEUTICS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS OF USD, EXCEPT FOR SHARE AND PER SHARE DATA)

million of non-cash stock-based compensation expense recognized upon vesting for each milestone. No expense has been recognized as of July 31, 2026 for these awards.

The Company records restructuring charges and a restructuring liability within the “employee compensation and related benefits” accrued expenses (Note 6) when the criteria for recognition are met. Of the $5.2 million in employee termination benefit expense recognized, $3.3 million was recognized as general and administrative expenses and $1.9 million was recognized as research and development expenses. The following table summarizes termination benefit expenses recognized and paid during the period:

Nine Months Ended
July 31, 2026
Accrued employee termination benefits beginning balance	-
Employee termination benefit expense incurred during the period	5,150
Amounts paid or otherwise settled during the period	(491)
Accrued employee termination benefits as of period end	4,659

Non-cash stock-based compensation expense associated with accelerated vesting of stock options and, if achieved, vesting of performance-based equity retention awards is recognized in stock-based compensation expense and does not result in a cash restructuring liability.

17.
Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued. The Company concluded that no subsequent events have occurred that require disclosure except as follows. Subsequent to July 31, 2026, the FDA and the Company reached agreement on the timing of the pre-BLA meeting. Under the terms of certain employee retention agreements, this event results in the related milestone condition being considered probable for accounting purposes. As a result, the Company expects to recognize approximately $0.7 million of expense in the fourth quarter of 2026 related to this milestone.

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

Within the United States, we estimate that there are approximately 90,000 new patients each year diagnosed with bladder cancer, of which up to 80% present with non-muscle invasive disease. Bladder cancer also poses a long-term management burden with an estimated 740,000 people living with disease.

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

Recent Developments

LEGEND Trial

In May 2026, we reported updated interim results from the pivotal cohort of the LEGEND trial. As of April 21, 2026, detalimogene demonstrated an any-time complete response (“CR”) rate of 54.0% among evaluable patients, with CR rates of 43.0%, 32.7%, and 13.3% at six, nine, and twelve months, respectively. Kaplan-Meier estimated CR rates were 39.4%, 31.6%, and 24.5% at six, nine, and twelve months, respectively. The trial results remain subject to ongoing data collection and cleaning.

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

Further, as part of cash conservation efforts, the Company has stopped enrollment in all additional cohorts of the LEGEND trial and plans to reevaluate its strategy for these cohorts following discussion with the FDA in the fourth quarter of calendar year 2026. We expect updated data on key regulatory endpoints for the pivotal cohort of the Phase 2 LEGEND trial, engagement with the FDA regarding our planned BLA filing, and to initiate a BLA submission in the fourth quarter of calendar year 2026.

Workforce Reduction and Strategic Restructuring

On June 15, 2026, we announced the implementation of a plan to reduce our workforce by approximately 50% to streamline operations and preserve cash. The Company’s board of directors approved this strategic restructuring, effective June 14, 2026, in order to preserve shareholder capital as the Company awaits additional durability data and meetings with the FDA in connection with the Company’s LEGEND pivotal cohort. The Company has retained personnel and resources required to meet its key strategic goals and milestones, including completion of the LEGEND Cohort 1; enrolling the detalimogene plus surfactant cohort; meeting with the FDA and planning for BLA initiation in the fourth quarter of calendar year 2026; and completing necessary pre-commercial activities required to support the commercial launch of detalimogene in 2027, if approved. The Company currently estimates it will incur restructuring costs of approximately $5.6 million to $6.1 million, consisting primarily of employee severance, benefits, and other related costs, as well as approximately $5.0 million to $5.5 million in non-cash stock-based compensation expense primarily associated with accelerated vesting of stock options. As of July 31, 2026, $5.2 million in employee termination benefits and $3.4 million in non-cash stock-based compensation expense related to the restructuring had been incurred. The remaining expense is expected to be incurred in the fourth quarter of 2026 and includes expenses for individuals who were notified but had not left the company as of July 31, 2026.

The estimated charges that the Company expects to incur as a result of the restructuring are subject to several assumptions, and actual results may differ materially from these estimates. The Company may incur additional costs due to events associated with or resulting from the strategic restructuring and workforce reduction.

In connection with the strategic restructuring, the Company approved retention incentives intended to retain key employees through specified clinical and regulatory objectives. As further described below, these retention incentives are separate from one-time termination benefits and include performance-based cash retention awards and performance-based equity retention awards, each of which requires continued employment and is contingent on the achievement of specified milestones.

Performance-Based Cash Retention Awards

On June 14, 2026, the Company’s board of directors approved performance-based cash retention awards for certain executive employees and the non-executive employees of the Company. Subject to remaining actively employed and in good standing with the Company, aggregate cash retention awards of approximately $1.6 million will be paid upon the achievement of two milestones: (i) completion of the pre-BLA meeting with the FDA relating to detalimogene on or prior to December 31, 2026, and (ii) confirmation from the FDA that the Company’s filing of the BLA with the FDA with respect to detalimogene has been completed and accepted by the FDA, provided that such confirmation is received by the Company from the FDA no later than September 30, 2027.

Performance-Based Equity Retention Awards

On June 16, 2026, the compensation committee of the board of directors approved the issuance of performance-based equity retention awards under the 2023 Plan to certain executive employees and non-executive employees, to be issued in the form of performance-based non-qualified stock options and performance-based restricted share units. Subject to the applicable recipient remaining actively employed and in good standing with the Company, the awards will vest, if at all, based upon the achievement of two milestones: (i) confirmation from the FDA that the Company’s BLA filing with respect to detalimogene has been completed and accepted by the FDA, provided that such confirmation is received by September 30, 2027, and (ii) FDA regulatory approval with respect to detalimogene, provided that such regulatory approval is received by December 31, 2028.

The Company estimates that it will incur up to approximately $2.8 million in non-cash stock-based compensation expense in connection with the vesting of performance-based equity retention awards, with approximately $1.4 million of non-cash stock-based compensation expense recognized upon vesting for each milestone.

Liquidity

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

We have never been profitable and have incurred net losses since inception. Our net loss was $32.5 million and $92.5 million for the three and nine months ended July 31, 2026, respectively, and $29.0 million and $79.4 million for the three and nine months ended July 31, 2025, respectively. As of July 31, 2026 and October 31, 2025 we had an accumulated deficit of $464.5 million and $372.0 million, respectively, and cash, cash equivalents and marketable securities of $266.3 million and $202.3 million, respectively. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the ongoing LEGEND study of detalimogene, including the pivotal cohort of patients with BCG-unresponsive NMIBC, to completion; enrolling the detalimogene plus surfactant cohort; meeting with the FDA and planning for potential BLA initiation in the fourth quarter of calendar year 2026; and completing necessary manufacturing processes and pre-commercial activities required to support the potential approval of commercial launch of detalimogene in 2027, if approved. As a result, we expect to need additional funding to support our continuing operations and pursue our strategy.

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

We expect that our existing cash, cash equivalents and marketable securities as of July 31, 2026 will be sufficient to fund our operating expenses, debt obligations, and capital expenditure requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report, and neither the interim clinical data the Company reported in May 2026 and the recently announced additional cohort of LEGEND, nor the reduction in workforce announced in June 2026 have impacted this expectation.

Resignation of CMO; Appointment of Interim CMO

On June 13, 2026, Dr. Hussein Sweiti, the Company's Chief Medical Officer and Head of Research and Development, notified the Company of his intent to resign from the Company, effective as of June 14, 2026. The Company has entered into an agreement with Dr. Sweiti providing for a general release and waiver of claims against the Company. As a result, Dr. Sweiti is entitled to receive the severance benefits under his Amended and Restated Employment Agreement with enGene USA, Inc., effective May 6, 2026, as described in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 7, 2026 (the "A&R Sweiti Employment Agreement"). The Company has incurred $0.7 million of personnel related costs and $1.2 million in non-cash stock-based compensation expense, primarily associated with accelerated vesting of stock options, related to Dr. Sweiti's resignation under the A&R Sweiti Employment Agreement. Effective June 15, 2026, Dr. William Grossman, a member of the board of directors of the Company, has been appointed as Interim Chief Medical Officer of the Company.

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
•
personnel-related expenses including, salaries, benefits, share-based compensation, termination benefits, and other related costs for individuals involved in research and development activities; and
•
costs associated with other research and development expenses including costs related to outside consultants, costs related to compliance with quality and regulatory requirements, payments made under third-party licensing agreements, and costs related to facilities, supplies, rent, insurance, certain legal fees.

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

Research and development activities are central to our business model. Currently, the Company’s sole laboratory facility is located in Montreal, Quebec, Canada, and as such, a portion of the Company’s research and development and other operating expenses are incurred in Canada and denominated in the Canadian dollar. We expect that our research and development expenses will vary from period to period, and may increase or decrease, depending on the timing and progress of our ongoing Phase 1/2 clinical trial for detalimogene, including enrollment rates and the pace of clinical activities, our decisions regarding the discovery and development of additional product candidates and other strategic prioritization, and our efforts to maintain, expand and enforce our intellectual property portfolio. Our operating plans and related spending levels are also expected to reflect our streamlined operations following our recent restructuring and workforce reduction implemented to preserve cash. If detalimogene or any future product candidates enter into later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. There are numerous factors associated with the successful development and commercialization of any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, termination benefits, and share-based compensation expenses for personnel in executive and other administrative functions. Other significant general and administrative expenses include professional services, including legal, accounting and audit services, and other consulting fees, as well as facility costs not otherwise included in research and development expenses, insurance, and other operating costs.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for deductible temporary differences, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of July 31, 2026 and October 31, 2025, we have recorded a full valuation allowance against our deferred tax assets.

Critical Accounting Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements and related disclosures requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 31, 2025. There were no material changes to our critical accounting policies through July 31, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended October 31, 2025.

Results of Operations

Comparison of the three and nine months ended July 31, 2026 and 2025

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended July 31,			Nine Months Ended July 31,
	2026	2025	Change	2026	2025	Change
Operating expenses:
Research and development	$20,090	$22,575	$(2,485)	$64,540	$62,758	$1,782
General and administrative	13,924	$7,372	6,552	32,627	$20,926	11,701
Total operating expenses	34,014	29,947	4,067	97,167	83,684	13,483
Loss from operations	34,014	29,947	4,067	97,167	83,684	13,483
Other expenses (income), net:
Interest income	(2,401)	(2,233)	(168)	(7,804)	(7,451)	(353)
Interest expense	843	758	85	2,320	2,244	76
Loss on extinguishment of debt	—	—	—	488	—	488
Other expense, net	45	280	(235)	309	448	(139)
Total other income, net	(1,513)	(1,195)	(318)	(4,687)	(4,759)	72
Net loss before income tax	32,501	28,752	3,749	92,480	78,925	13,555
Provision for income tax	—	239	(239)	—	497	(497)
Net loss	$32,501	$28,991	$3,510	$92,480	$79,422	$13,058

Research and Development expenses

The following table summarizes our research and development expenses for each of the periods presented (in thousands):

	Three Months Ended July 31,			Nine Months Ended July 31,
	2026	2025 *	Change	2026	2025 *	Change
Research and Development expenses:
Chemistry, Manufacturing and Controls	$4,814	$11,278	$(6,464)	$22,968	$30,657	$(7,689)
Clinical Operations	$4,261	$4,837	$(576)	13,426	12,951	$475
Personnel-related expenses, including stock-based compensation	$8,989	$5,321	$3,668	22,720	14,358	$8,362
Other research and development expenses	$2,026	$1,139	$887	5,426	4,792	$634
Total research and development expenses	$20,090	$22,575	$(2,485)	$64,540	$62,758	$1,782

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

Research and development expenses decreased by $2.5 million from $22.6 million for the three months ended July 31, 2025 to $20.1 million for the three months ended July 31, 2026. This decrease was primarily attributable to the following:

•
a $6.5 million decrease in detalimogene manufacturing activities driven by timing of process validation activities as the Company prepares to execute on its plans to initiate the submission of a BLA in the fourth quarter of calendar year 2026; partially offset by

•
a $3.7 million increase in personnel-related costs, including a $1.3 million increase in stock-based compensation, driven by costs related to the workforce reduction announced in June 2026; and
•
a $0.9 million increase in other research and development, primarily driven by increased medical affairs activities.

Research and development expenses increased by $1.8 million from $62.8 million for the nine months ended July 31, 2025 to $64.5 million for the nine months ended July 31, 2026. This increase was attributable to the following:

•
a $8.4 million increase in personnel-related costs, including a $2.4 million increase in stock-based compensation, driven by costs related to the workforce reduction announced in June 2026 and, for a portion of the year, increased headcount and contractor expense as the Company was scaling development functions to support our LEGEND study of detalimogene; partially offset by
•
a $7.7 million decrease in detalimogene manufacturing activities driven by timing of process validation activities as the Company prepares to execute on its plans to initiate the submission of a BLA in the fourth quarter of calendar year 2026.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for each of the periods presented (in thousands):

	Three Months Ended July 31,			Nine Months Ended July 31,
	2026	2025 *	Change	2026	2025*	Change
Personnel-related expenses, including stock-based compensation	$10,833	$4,499	$6,334	$21,657	$12,532	$9,125
Other general and administrative expenses	3,091	2,873	218	10,970	8,394	2,576
Total general and administrative expenses	$13,924	$7,372	$6,552	$32,627	$20,926	$11,701

* Certain amounts reported in prior years have been reclassified to conform to the current year's presentation.

General and administrative expenses increased by $6.6 million from $7.4 million for the three months ended July 31, 2025 to $13.9 million for the three months ended July 31, 2026. This increase was primarily attributable to the following:

•
a $6.3 million increase in personnel-related expenses, including a $4.0 million increase in stock-based compensation, driven by costs related to the workforce reduction announced in June 2026 and, for a portion of the year, increased headcount.

General and administrative expenses increased by $11.7 million from $20.9 million for the nine months ended July 31, 2025 to $32.6 million for the nine months ended July 31, 2026. This increase was primarily attributable to the following:

•
a $9.1 million increase in personnel-related expenses, including a $5.3 million increase in stock-based compensation, driven by costs related to the workforce reduction announced in June 2026 and, for a portion of the year, increased headcount; and
•
a $2.6 million increase in other general and administrative expense, driven by increased market research costs.

Other (Income) Expense, Net

Other income increased by approximately $0.3 million from income of $1.2 million for the three months ended July 31, 2025 to income of $1.5 million for the three months ended July 31, 2026, primarily due to increased interest income and decreased realized foreign exchange losses.

Other income decreased by approximately $0.1 million from income of $4.8 million for the nine months ended July 31, 2025 to income of $4.7 million for the nine months ended July 31, 2026, primarily due to the loss on extinguishment of debt.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized any product candidates, and we do not expect to generate revenue from sales of any product candidates or from other sources for several years, if at all. As of July 31, 2026, we had cash, cash equivalents and marketable securities of approximately $266.3 million, and we had an accumulated deficit of $464.5 million. To date, the Company has not generated any revenues and has financed its liquidity needs primarily through public and PIPE financings, offering debt, and issuance of warrants.

Based on our current operating plans, we expect our cash, cash equivalents and marketable securities as of July 31, 2026 will be sufficient to fund the Company’s operating expenses and debt obligations requirements for at least the next 12 months from the issuance date of the condensed consolidated financial statements included within this Quarterly Report, without giving effect to $100.0 million we may be eligible to drawdown further under our debt facility with Hercules, subject to achieving the milestones therein, and the $100.0 million limit under our Sales Agreement with Leerink Partners LLC, which was entered into on March 9, 2026. Our current operating plan is based on various assumptions. If we use our capital resources sooner than expected, we will evaluate reductions in expense or obtaining additional financing. This may include pursuing a combination of public or private equity offerings, debt financings, collaborations, strategic alliances or licensing arrangements with third parties. There can be no assurance that such financing will be available in sufficient amounts or on acceptable terms, if at all, and some could be dilutive to existing stockholders. If we are unable to obtain additional funding on a timely basis, we may be forced to significantly curtail, delay, or discontinue one or more of our planned research or development programs or be unable to expand our operations.

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
•
our efforts to add operational, financial and management information systems, enhance existing operational, financial and management information systems and hire or retain qualified personnel, including personnel to support development of our product candidates, commercial launch preparation and commercialization efforts and our other operations as a public company,
•
the price of our Common Shares, and our ability to maintain the listing of the Company’s Common Shares and Warrants on the Nasdaq or another national securities exchange; and
•
the costs of operating as a public company.

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

Cash Flows

Comparison of the nine months ended July 31, 2026 and 2025

The following table provides information regarding our cash flows for each of the periods presented (in thousands):

	Nine Months Ended July 31,
	2026	2025
Net cash used in operating activities	$(78,347)	$(74,277)
Net cash used in investing activities	(72,538)	(65,638)
Net cash provided by financing activities	141,757	(467)
Effect of exchange rate changes on cash	1	1
Net decrease in cash and cash equivalents	$(9,127)	$(140,381)

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended July 31, 2026 was $78.3 million and was primarily due to our net loss of $92.5 million, partially offset by adjustments for non-cash charges totaling $15.9 million. Further changes were driven by a $1.7 million increase in net working capital adjustments.

Net cash used in operating activities for the nine months ended July 31, 2025 was $74.3 million and was primarily due to our net loss of $79.4 million, partially offset by adjustments for non-cash charges totaling $5.5 million. Further changes were driven by a $0.3 million increase in net working capital adjustments.

Net Cash Used in Investing Activities

Net cash used in investing activities for each of the nine months ended July 31, 2026 and 2025 was $72.5 million and $65.6 million, respectively, consisting of net purchases of marketable securities and property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended July 31, 2026 was $141.8 million, primarily resulting from net proceeds of $140.1 million related to the public offering and issuance of 12,558,823 common shares of the Company and 2,735,295 Pre-Funded Warrants to purchase common shares in November 2025, and $1.6 million of net proceeds related to the 2026 Term Loan and closing of the Second Amended Loan Agreement with Hercules in January 2026. See Note 9 and Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for discussion of the public offering, and the terms and conditions of the Hercules debt facility, respectively.

Net cash provided by financing activities for the nine months ended July 31, 2025 was $0.2 million.

Contractual Obligations and Other Commitments

Notes Payable

The Company has entered into a debt facility with Hercules, under which we have drawn $25.0 million and may be able to draw an additional $100.0 million, subject to the terms and conditions of the Second Amended Loan Agreement with Hercules. Refer to disclosures in Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for the terms and conditions of the Hercules debt facility, as well as the estimated cashflow payment requirements needed to satisfy the Company’s debt obligations as of July 31, 2026.

License Agreement with Nature Technology Corporation

On April 10, 2020, we entered into the License Agreement with NTC pursuant to which NTC granted us a worldwide non-exclusive, royalty-bearing and sublicensable license to certain patents and know-how relating to the Nanoplasmid™ vector backbone that is used in detalimogene voraplasmid to research, develop, make, use, import, sell and offer and sell, any gene and cell therapy products incorporating the Nanoplasmid™ vector backbone (excluding any such products in the field of dermatology). Unless terminated earlier, the License Agreement will continue until no valid claim of any licensed patent exists in any country. We can voluntarily terminate the License Agreement with prior notice to NTC. During the three and nine months ended July 31, 2026 and 2025, the Company incurred $13 and $38 thousand in expenses related to the annual maintenance fee under the terms of agreement, respectively. As of July 31, 2026 the Company had not incurred fees related to the manufacturing payment under the License Agreement.

For a more detailed description of this agreement, see Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Lease Obligations

Our leases are comprised of all operating leases for Montreal, Canada, Boston, MA USA and Waltham, MA USA office space and Montreal, Canada lab space. Refer to Note 13 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for expenses related to the lease obligations in the three and nine months ended July 31, 2026, and the future payment requirements under the lease agreements.

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

The Company does not have material capital expenditure commitments as of July 31, 2026.

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

Outstanding Share Data

As of September 2, 2026, we had 67,016,316 Common Shares issued and outstanding, restricted share units of 366,400 Common Shares, outstanding public warrants to purchase an additional 8,449,555 Common Shares, outstanding warrants issued to Hercules as part of our debt facility to purchase an additional 103,263 Common Shares, outstanding pre-funded warrants to purchase an additional 2,735,295 Common Shares, and outstanding stock options to purchase an additional 12,543,413 Common Shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management, under the supervision of and with the participation of our Chief Executive Officer (principal executive officer) and our Senior Vice President, Finance and Treasurer (principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

As discussed in our Annual Report on Form 10-K for the year ended October 31, 2025, the Company previously concluded that material weaknesses, as defined under the Exchange Act, existed in our internal control over financial reporting for each of the fiscal years ended 2024, 2023 and 2022. These material weaknesses were remediated as of October 31, 2025.

Based on our assessment, our management, including our principal executive officer and our principal financial officer, concluded that, as of July 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements.

During the fiscal quarter ended July 31, 2026, none of our directors or officers informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
10.1#*	Employment Agreement, dated June 24, 2026, by and between enGene USA, Inc. and Kathleen Richton.
10.2#*	Employment Agreement, dated June 15, 2026, by and between enGene USA, Inc. and William Grossman.
10.3#*	Separation Agreement and General Release, dated June 15, 2026, by and between enGene USA, Inc. and Ryan Daws.
10.4#*	Separation Agreement and General Release, dated June 15, 2026, by and between enGene USA, Inc. and Lee G. Giguere.
10.5#*	Separation Agreement and General Release, dated July 16, 2026, by and between enGene USA, Inc. and Alexander Nichols.
10.6#*	Transition Services Agreement and General Release, dated July 8, 2026, by and between enGene, Inc. and Anthony T. Cheung.
10.7#

Amended and Restated Employment Agreement, dated May 5, 2026, by and between enGene USA, Inc. and Hussein Sweiti (incorporated by reference to Exhibit 10.3 to enGene’s Quarterly Report on Form 10-Q for the period ended April 30, 2026).

10.8#*	Form of Executive Cash Retention Agreement.
10.9(a)#*	Form of Employee Cash Retention Agreement (U.S. version).
10.9(b)#*	Form of Employee Cash Retention Agreement (Canadian version).
10.10#*	Form of Performance Stock Option Agreement under the Amended and Restated 2023 Incentive Equity Plan.
10.11#*	Form of Performance RSU Agreement under the Amended and Restated 2023 Incentive Equity Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

enGene Therapeutics Inc.

Date: September 8, 2026	By:	/s/ Ronald H.W. Cooper
Name: Ronald H. W. Cooper
Title: Chief Executive Officer and President

Date: September 8, 2026	By:	/s/ Kathleen Richton
Name: Kathleen Richton
Title: Senior Vice President, Finance and Treasurer